Form 10-Q
QUEST HEALTH CARE FUND VII LP
filed 1995-05-23
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      March  31, 1995
                                         ---------------------------------------

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                     to
                                           -------------------    -------------

            Commission file number   0-15693
                                   ------------



                        QUEST HEALTH CARE FUND VII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   58-1697905
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)



     1355 Peachtree St., Suite 1900, Atlanta, GA           30309
--------------------------------------------------------------------------------
      (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code       (404) 607-1950
                                                  ------------------------------

         Formerly: Southmark/CRCA Health Care Fund VII, L.P.
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X     No
                                                 -----     -----

                             There are no exhibits


                               TOTAL OF 15 PAGES

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                               March  31,        December 31,
                                                                             ------------        ------------
                                                                                 1995                1994
                                                                             ------------        ------------
CURRENT ASSETS
   Cash and cash equivalents                                                  $ 1,134,598          $ 1,469,459
   Accounts receivable, net of allowance
      for doubtful accounts of $267,526 and
      $262,636 at March 31, 1995 and
      December 31, 1994, respectively                                           1,879,216            2,623,217
   Prepaid expenses                                                               450,117              772,199
                                                                              -----------          -----------

         Total current assets                                                   3,463,931            4,864,875
                                                                              -----------          -----------
PROPERTY AND EQUIPMENT, at cost
   Land                                                                           686,535              800,577
   Buildings and improvements                                                   7,524,761           10,651,257
   Equipment and furnishings                                                    1,707,167            1,978,261
                                                                              -----------          -----------
                                                                                9,918,463           13,430,095
   Less accumulated depreciation and amortization                               5,725,900            6,449,142
                                                                              -----------          -----------

         Net property and equipment                                             4,192,563            6,980,953
                                                                              -----------          -----------
OTHER ASSETS
   Restricted escrow and other deposits                                                 -              392,864
                                                                              -----------          -----------

TOTAL ASSETS                                                                  $ 7,656,494          $12,238,692
                                                                              ===========          ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY

                                                                           March  31,           December 31,
                                                                         -------------         ------------
                                                                            1995                  1994
                                                                         -------------         ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                   $    38,213          $   103,468
   Trade accounts payable                                                     937,410              988,831
   Accrued compensation                                                       628,350              631,748
   Accrued insurance                                                          161,801              399,807
   Accrued interest                                                                 -               41,587
   Estimated third party settlements                                          367,479              287,013
   Estimated sales tax settlement (Note 4)                                    352,602              352,602
   Other                                                                      123,323              299,643
   Payable to Quest and affiliates                                             56,204               29,176
                                                                          -----------          -----------

         Total current liabilities                                          2,665,382            3,133,875


LONG-TERM DEBT, less current maturities                                        61,855            1,843,803
                                                                          -----------          -----------

         Total liabilities                                                  2,727,237            4,977,678
                                                                          -----------          -----------

PARTNERS' EQUITY
   Limited Partners                                                         5,067,388            7,403,755
   General Partner                                                           (138,131)            (142,741)
                                                                          -----------          -----------

        Total partners' equity                                              4,929,257            7,261,014
                                                                          -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 7,656,494          $12,238,692
                                                                          ===========          ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS


                                                                               For the
                                                                          Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                        1995                1994
                                                                      ---------          ---------
REVENUES:
   Operating revenue                                                  $5,807,793         $5,718,891
   Interest income                                                        20,717              9,247
   Gain from sale                                                        200,446                  -
                                                                      ----------         ----------
Total revenues                                                         6,028,956          5,728,138
                                                                      ----------         ----------

EXPENSES:
   Wages & salaries                                                    2,539,278          2,592,906
   Payroll tax & employee benefits                                       583,762            547,588
   Supplies                                                              547,929            523,142
   Other Operating expenses                                              607,436            703,583
   Ancillary services                                                    489,551            439,192
   Health benefits                                                       100,190             50,945
   Management fees                                                       304,573            310,868
   Management fees-affiliate                                              52,452             47,989
   Property taxes                                                         35,572             39,434
   Interest                                                               24,978             46,677
   Depreciation and amortization                                         100,516            175,377
   Partnership administration                                            181,696            166,903
                                                                      ----------         ----------

Total expenses                                                         5,567,933          5,644,604
                                                                      ----------         ----------


NET INCOME (LOSS)                                                     $  461,023         $   83,534
                                                                      ==========         ==========


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                                    $     1.63         $      .30
                                                                      ==========         ==========

Weighted average limited partnership
   units outstanding                                                     279,278            279,278
                                                                      ==========         ==========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY


                                                                                           Total
                                                  General            Limited              Partners'
                                                  Partner            Partners             Equity
                                                 ---------         ----------           ----------
Balance at December 31, 1993                      $(71,279)         $14,478,482         $14,407,203

Net income                                             835               82,699              83,534
                                                  --------          -----------         -----------

Balance at March 31, 1994                         $(70,444)         $14,561,181         $14,490,737
                                                  ========          ===========         ===========


Balance at December 31, 1994                     $(142,741)         $ 7,403,755         $ 7,261,014

Net income                                           4,610              456,413             461,023

Distributions                                            -           (2,792,780)         (2,792,780)
                                                 ---------          -----------         -----------

Balance at March 31, 1995                        $(138,131)         $ 5,067,388         $ 4,929,257
                                                 =========          ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                              March 31,
                                                                   -----------------------------
                                                                      1995                1994
                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 6,089,163         $ 5,595,109
   Cash paid to suppliers and
      employees                                                     (5,199,847)         (5,208,882)
   Interest received                                                    20,717               9,247
   Interest paid                                                       (66,565)             (4,285)
   Property taxes paid                                                 (48,980)            (27,598)
                                                                   -----------         -----------

Net cash provided by operating activities                              794,488             363,591
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facility                                    1,700,000                   -
   Payment for purchases of property
      and equipment                                                    (22,347)            (23,165)
   Funding of restricted accounts                                       (4,495)            (56,814)
                                                                   -----------         -----------

Net cash used in investing activities                                1,673,158             (79,979)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                                 (9,727)             (9,654)
   Distributions to partners                                        (2,792,780)                  -
                                                                   -----------         -----------
Net cash used in financing activities                               (2,802,507)             (9,654)
                                                                   -----------         -----------

Increase in cash and cash
   equivalents                                                        (334,861)            273,958
Cash and cash equivalents at beginning of
   period                                                            1,469,459           1,157,911
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $ 1,134,598         $ 1,431,869
                                                                   ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                      1995                1994
                                                                    ---------           ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

   Net income (loss)                                                $  461,023          $   83,534

   Adjustments to reconcile net income
      (loss) to net cash provided by
         operating activities:

           Depreciation and amortization                               100,516             175,377
           Gain on sale of facility                                   (200,446)                  -

   Changes in assets and liabilities

           Accounts receivable                                         281,370            (123,782)

           Other current assets                                        177,102              26,748

           Accounts payable and accrued
              liabilities                                              (52,105)            191,509

           Payable to Quest and affiliates                              27,028              10,205
                                                                    ----------          ----------

Net cash provided by operating activities                           $  794,488          $  363,591
                                                                    ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                               March  31, 1995

NOTE 1

During interim periods, Quest Health Care Fund VII, L.P. (the "Partnership") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report on Form 10-K when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with the instructions for Form 10-Q, contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, changes in partners' equity and cash flows of the Partnership for the respective interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1995, the Partnership maintained cash balances at these banks aggregating $946,870 in excess of the $100,000 FDIC insured maximum.

NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated pursuant to VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $100,190 was accrued under this arrangement in the first three months of 1995. The Trust is administered by an affiliate of Quest; however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership facilities. Total accruals to QASLP for the first three months of 1995 were $52,452.


Note 4

The Partnership settled its litigation against Healthcare Services Group, Inc. which was more fully discussed in the Partnership's 1994 Annual Report of Form 10-K. In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State tax commission resulting from sales tax audits for approximately $470,135. Of this amount, approximately $119,113 of liability will be assumed by the purchaser of the facilities under contract for sale (See note 6). The Company is discussing a settlement of this matter and has recorded a provision of approximately $352,602 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position.

                       QUEST HEALTH CARE FUND VII, L.P.
                        NOTES TO FINANCIAL STATEMENTS


                                March 31, 1995


Note 5

In February 1995, the Partnership sold its Partnership interest in one facility to an unaffiliated third party and recognized a gain of $200,000. The Partnership was relieved of the mortgage obligations secured by the facility of $1,830,000, received cash of $1,700,000 and was relieved of any obligations relating to Medicaid or Medicare settlements, audit adjustments and prior reimbursement recapture by Medicare.

In addition, the Partnership entered into a contract to sell its interests in four facilities with a different unaffiliated third party. The contract provides for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership interests in the four facilities. The contract also provides for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. Closing of this sale occurred as of April 30, 1995. Initial calculations indicate cash due the Partnership of $3,370,000. The Partnership will make a final determination when the Partnership's accountants have completed certain special procedures to enable the partnership to make its final determination. Distributions of cash to the limited partners are expected as soon as practicable, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the February sale of the Partnership's interest in one facility. The Partnership may also seek to liquidate the Partnerships interests in its three remaining facilities.

In February 1995, the limited partners of the Partnership received hostile tender offer materials offering to purchase the units of certain limited partners of the Partnership. The unfriendly bidder amended its tender offer materials three times requiring the Partnership to respond to the offer at a cost to the Partnership. The expense of the printed materials and legal advice necessary to represent the Partnership's belief regarding this offer currently exceeds $125,000. The activities of the unfriendly bidder may continue to represent a probable ongoing expense of the Partnership and forced the Partnership to use its funds for unproductive purposes. The tender offer expired on April 28, 1995. The expenses are reflected in the Partnership's financial statements through March 31, 1995.


Note 6

The following proforma condensed financial information does not purport to present what actual financial position and results of operations would have ben if the transactions previously described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the effects of the sale and contract for sale described in Note 5 have been made.

       NOTE 6 CONTINUED

                       PRO FORMA CONDENSED BALANCE SHEET
                             As of March 31, 1995
                                  (Unaudited)


                                                                 ASSETS


                                                Historical               Adjustments              Pro Forma
                                              -------------           --------------            -------------
Cash and cash equivalents                      $     1,134            $     2,951 (A)             $     4,085
Accounts receivable, net                             1,879                 (1,365)(A)                     514
Prepaid expenses                                       450                   (303)(A)                     147
Property and equipment                               4,193                 (2,970)(A)                   1,223
                                               -----------            -----------                 -----------
                                               $     7,656            $    (1,687)                $     5,969
                                               ===========            ===========                 ===========


                                                   LIABILITIES AND PARTNERS' EQUITY

Debt payable                                   $       100            $       (65)(A)              $       35
Trade accounts payable                                 937                   (562)(A)                     375
Accrued expenses                                     1,690                 (1,063)(A)                     627
Partners' equity                                     4,929                      3 (A)                   4,932
                                               -----------            -----------                 -----------
                                               $     7,656            $    (1,687)                $     5,969
                                               ===========            ===========                 ===========


                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                      For the Quarter Ended March 31, 1995
                                  (Unaudited)

                                                 Historical               Adjustments                Pro Forma
                                               --------------         ---------------              -------------
Revenues:                                       $     5,829           $     (4,145)(A)              $    1,684
                                                -----------           ------------                  ----------

Expenses:
 Wages and salaries                             $     2,539           $     (1,811)(A)              $      728
 Operating expenses                                   2,326                 (1,606)(A)                     720
 Management fees                                        305                   (220)(A)                      85
 Management fees-affiliate                               52                    (36)(A)                      16
 Property taxes and interest                             63                    (47)(A)                      16
 Depreciation and amortization                          101                    (80)(A)                      21
 Partnership administration                             182                      -                         182
                                                -----------           ------------                  ----------
                                                      5,568                 (3,800)                      1,768
                                                -----------           ------------                  ----------

Net income (loss) (B)                           $       261           $       (345)                 $      (84)
                                                ===========           ============                  ==========


         (A) The pro forma adjustments remove the balance sheet amounts, revenues and expenses directly related to the nursing home sold and the four nursing homes under contract for sale to an unaffiliated third party.

         (B) The historical statement of operations for the period ended March 31, 1995 includes a gain of $200, in thousands, from the sale of one facility. This amount is not included in the above pro forma condensed statement of operations due to the non recurring nature.

Note 7

Subsequent to the end of the first quarter of 1995, the hostile tender offer referenced under Note 5 expired on April 28, 1995, Notice of termination was filed by the offeror on May 1, 1995.

The four facilities under contract for sale referenced in Note 5 closed as of April 30, 1995. The Partnership calculated initial cash due the Partnership of $3,370,000. The final post closing adjustments will be calculated after the Partnership's auditors have performed certain special procedures to enable the Partnership's management to make a final determination of elements of working capital.


                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

In February 1995, the Partnership sold its interest in one facility for a gain of approximately $200,000. The Partnership was relieved of mortgage obligations secured by the facility exceeding $1,830,000, and received cash of $1,700,000. As a result of the sale of the facility and cash on hand; the Partnership distributed $2,792,780 to the limited partners in March of 1995.

Also in February, the Partnership contracted to sell its interests in four facilities to another unaffiliated third party. The purchase was consummated subsequent to the current period and will be reflected in future financial statements. Subsequent to the current period, the Partnership will have three facilities remaining.

Revenues:

Revenues for the first quarter of 1995 increased $88,902. On a pro forma basis, removing the effect of the sold facility and the properties under contract for sale, revenues increased $120,276 over the comparable period in 1994. This increase is the result of improved occupancy and Medicare utilization.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at March 31, 1995 and December 31, 1994 are:

                                                      1995                     1994
                                                     ------                   -------
Medicaid                                               55%                       50%
Private Pay                                            14%                       14%
VA, Medicare and Other                                 31%                       36%
                                                     ------                   -------
                                                      100%                      100%
                                                     ======                   =======

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended March 31, 1995 and 1994 are:

                                                      1995                     1994
                                                     ------                   -------
Medicaid                                               62%                       65%
Private Pay                                            13%                       13%
VA, Medicare and Other                                 25%                       22%
                                                     ------                   -------

                                                      100%                      100%
                                                     ======                   =======

Expenses:

Expenses for the first quarter of 1995 decreased $76,671. On a pro forma basis, eliminating the effect of the sold facility and the facilities under contract for sale, expenses at the facilities increased $161,812. These increases are attributable to increased ancillary expenses at Valley Convalescent, increased health benefit costs at all facilities and normal inflationary expenses.

The Partnership's facilities have shown improvement despite market competition and government reimbursement changes. Valley Convalescent located in California has improved census and Medicare utilization. Higher revenue was achieved despite the fact that the State of California did not increase reimbursement at all in 1995. Valley Living, in Idaho, has improved census and controlled expenses and currently generates positive cash flow. Mountain View continues to suffer the consequence of the new facility in town. The facility has operated at basically break even while management of the Partnership attempts to re-market the home.

In February 1995, the Partnership sold its interest in one facility to an unaffiliated third party and recognized a gain of $200,000. In addition, the Partnership entered into a contract to sell its Partnership interests in four facilities with a different unaffiliated third party. The contract provides for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the four Partnerships interests. The contract also provides for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. Closing of this sale occurred as of April 30, 1995. Initial calculations indicate cash due the Partnership of $3,370,000. The Partnership will make a final determination when the Partnership's accountants have completed certain special procedures to enable the partnership to make its final determination. Distributions of cash to the limited partners are expected as soon as practicable, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the February sale of the Partnership's interests in one facility. The Partnership may also seek to liquidate its interests in the Partnership's three remaining facilities.

Neither the general partner nor its affiliates will receive any remuneration or distributions of sales proceeds.

Liquidity and Capital Resources:

At March 31, 1995, the Partnership held cash and cash equivalents of $1,134,861. This is a decrease of $334,861 since December 31, 1994 and reflects the collection of sales proceeds from one facility and distributions to the limited partners of $2,792,780 during the quarter. There are no major capital improvements planned at the remaining facilities.

In February the Partnership sold its interest in one facility and contracted to sell four others. Those four were sold effective April 30, 1995, subsequent to the current quarter.

Another significant event in 1994 affecting the value of the Partnership was the State of Idaho seeking a $470,135 deficiency lien against the Partnership's Idaho properties for periods from 1976 through 1988, under a theory of successor liability. The Partnership acquired its interests in these properties in June 1987. Although the Partnership believes it has a number of meritorious defenses to the claims of the State of Idaho, an expense has was accrued in the fourth quarter of 1994 in the amount of $352,602. Any settlement with the state for an amount less than this accrual will result in a gain to the Partnership. Conversely, any settlement in excess of this accrual will result in an additional loss to the Partnership. The purchaser of the facilities under contract for sale will assume $119,113 of this liability before adjustment.

In February 1995, the limited partners of the Partnership received hostile tender offer materials offering to purchase the units of certain limited partners of the Partnership. The unfriendly bidder amended its tender offer materials three times requiring the Partnership to respond to the offer at a cost to the Partnership. The expense of the printed materials and legal advice necessary to represent the Partnership's belief regarding this offer currently exceeds $125,000. The activities of the unfriendly bidder may continue to represent a probable ongoing expense of the Partnership and forced the Partnership to use its funds for unproductive purposes. The tender offer expired on April 28, 1995. The expenses are reflected in the Partnership's financial statements through March 31, 1995.

The Partnership's Balance Sheets reflect the estimated net realizable value of property and equipment. The significant writedown of property and equipment in 1994 is based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies. At December 31, 1993, the nursing facilities were considered operating assets since it was the Partnership's plan to continue to operate the facilities as it had in the past. Consistent with generally accepted accounting principals ("GAAP") and the Partnership's accounting policy for operating assets, property and equipment were carried in the 1993 balance sheet at the lower of cost or estimated undiscounted future cash flows expected to be generated over the remaining estimated useful life of the property and equipment. The remaining estimated useful life of the property and equipment, at December 31, 1993, was approximately twenty three years at that time.

It is not the objective of GAAP to reflect operating property and equipment at estimated market value less costs of disposal, otherwise known as estimated net realizable value. Instead, under GAAP most companies property and equipment is carried at cost less accumulated depreciation taken over the years of prior service.

During 1994, the Partnership determined that it would market for sale its interests in the nursing facilities. Since the future life under these circumstances is the length of time required to dispose of the assets as opposed to the much longer term of the assets remaining useful operating life, GAAP and the Partnership's accounting policy require that the property and equipment under these circumstances be carried at the lower of cost (the then existing carrying value) or estimated net realizable value. Accordingly, under these circumstances, the time value of money (over approximately twenty two remaining years), the risk of capital invested, local, national and industry conditions including competition, state and federal reimbursement plans and patient mix, among many other factors, are taken into consideration. Consequently, as a result of a change in the Partnership's future direction, a loss on property and equipment representing the difference in (1) the carrying value as determined based on the lower of cost or estimated undiscounted future cash flows over the remaining estimated useful life for operating assets, and
(2) the lower of cost or estimated net realizable value was recognized during 1994 in the amount of $6,748,648 and is reflected in the Financial Statements.

If these assets had been sold as of March 31, 1995, for the estimated net realizable value set out in the Financial Statements, the proceeds from the sales would be less than management's prior expectations of $30-35 per unit for the sale of these properties, as set out in the Partnership's materials responding to the hostile tender offer, described earlier. Should the properties have been sold for an amount equal to estimated net realizable value as of March 31, 1995, proceeds would approximate $17.65 per unit in addition to the $10 per unit already distributed to the limited partners. However, such amounts do not reflect cash flow from operations subsequent to March 31, 1995; the cost of winding down the Partnership; funding cash flow, if necessary, of any remaining properties pending their final disposal; calculation of the post closing adjustments related to the four properties under contract for sale; gain or loss from the disposition of the litigation described in Note 4 to the Financial Statements; expense associated with material litigation or state or federal actions effecting the licensing or reimbursement of the Partnership's facilities, if any; differences between the carrying value at March 31, 1995 of the properties and the price received at the disposal of the properties not sold; changes in partnership administration expense; costs associated with any further activities of the hostile tender described above; and the difference in recorded assets and liabilities and ultimate settlement (e.g. sales tax, cost report and other contingencies). However, management of the Partnership believes that, based on the recent circumstances described herein pertaining to Valley Convalescent, there is a possibility that should the Partnership sell Valley Convalescent in the near future, the sales price would exceed the net realizable value for the facility described in the Financial Statements. Ultimately, the final distribution to the limited partners upon termination of the Partnership could be greater or less than that which is presented in the Financial Statements. Further, distributions will be affected by any reserves to be established and by the Partnership's ability to reduce or control expenses until the Partnership is terminated.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the HCFA implemented a freeze on Medicare reimbursement, for at least two years, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA
eliminated the return on equity component of the reimbursement rate.   Further,
by the end of 1993, several states because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. In 1995 the latest idea appears to be "block grants" to the states. What this means to nursing facilities cannot currently be determined by management of the Partnership.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash resources to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required.




                          PART II.  OTHER INFORMATION



ITEMS 1-5

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)     Exhibits.

                 Exhibit 27  -  Financial Data Schedule (for SEC use only)

         (B)     Reports on Form 8-K.

         The Partnership filed the following report on Form 8-K during the first quarter of 1995.

              Date                          Items Reported
              ----                          --------------

         February 16, 1995                         2,7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     QUEST HEALTH CARE
                                     FUND VII, L.P.
                                     (Registrant)


                                     By:  QUEST RESCUE PARTNERS - 7, L.P.
                                          General Partner

                                     By:  QUEST RESCUE PARTNERS - 7 CORP.


Date:  May 19, 1995               By: /s/ Stuart C. Berry
     ------------------               -----------------------------
                                       Executive Vice-President/CFO


                                     By: /s/ Michael G. Hunter
                                         -----------------------------
                                           President