Form 10-Q
period 1995-06-30
QUEST HEALTH CARE FUND VII LP
filed 1995-08-21
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended            June 30, 1995
                                         --------------------------------

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                     to
                                        ---------------------  ----------------

          Commission file number   0-15693
                                --------------


                        QUEST HEALTH CARE FUND VII, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   58-1697905
-------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)



             1355 Peachtree St., Suite 1900, Atlanta, GA    30309
-------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)



Registrant's telephone number, including area code       (404) 607-1950
                                                  -----------------------------

          Formerly: Southmark/CRCA Health Care Fund VII, L.P.
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---      ---

                             There are no exhibits


                               TOTAL OF 14 PAGES

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                                 June 30,         December 31,
                                                                              ------------        ------------
                                                                                  1995                1994
                                                                              ------------        ------------
CURRENT ASSETS
   Cash and cash equivalents                                                  $ 1,291,067          $ 1,469,459
   Accounts receivable, net of allowance
      for doubtful accounts of $73,758 and
      $262,636 at June 30, 1995 and
      December 31, 1994, respectively                                             998,372            2,623,217
   Prepaid expenses                                                                63,979              772,199
                                                                               ----------           ----------

         Total current assets                                                   2,353,418            4,864,875
                                                                               ----------           ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           233,770              800,577
   Buildings and improvements                                                   2,380,901           10,651,257
   Equipment and furnishings                                                      744,034            1,978,261
                                                                               ----------           ----------
                                                                                3,358,705           13,430,095
   Less accumulated depreciation and amortization                               2,257,189            6,449,142
                                                                               ----------           ----------

         Net property and equipment                                             1,101,516            6,980,953
                                                                               ----------           ----------

OTHER ASSETS
   Restricted escrow and other deposits                                                 -              392,864
                                                                               ----------           ----------

TOTAL ASSETS                                                                  $ 3,454,934          $12,238,692
                                                                               ==========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY


                                                                            June 30,           December 31,
                                                                          -------------        ------------
                                                                              1995                 1994
                                                                          -------------        ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                   $    14,105          $   103,468
   Trade accounts payable                                                     339,111              988,831
   Accrued compensation                                                       199,376              631,748
   Accrued insurance                                                                -              399,807
   Accrued interest                                                                 -               41,587
   Estimated third party settlements                                           84,899              287,013
   Estimated sales tax settlement (Note 4)                                    279,691              352,602
   Other                                                                      104,247              299,643
   Payable to Quest and affiliates                                             39,224               29,176
                                                                           ----------           ----------

         Total current liabilities                                          1,060,653            3,133,875


LONG-TERM DEBT, less current maturities                                        17,265            1,843,803
                                                                           ----------           ----------

         Total liabilities                                                  1,077,918            4,977,678
                                                                           ----------           ----------
PARTNERS' EQUITY
   Limited Partners                                                         2,515,534            7,403,755
   General Partner                                                           (138,518)            (142,741)
                                                                           ----------           ----------

        Total partners' equity                                              2,377,016            7,261,014
                                                                           ----------           ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 3,454,934          $12,238,692
                                                                           ==========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS





                                                             For the                               For the
                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                    ----------------------------         ----------------------------
                                                       1995              1994               1995             1994
                                                    ----------        ----------         ----------       -----------
REVENUES:
   Operating revenue                                $2,829,865        $5,689,559        $ 8,637,658       $11,408,450
   Interest income                                      10,330            13,557             31,047            22,804
   Gain on sales                                       347,943                 -            548,389                 -
                                                     ---------         ---------          ---------         ---------

         Total revenues                              3,188,138         5,703,116          9,217,094        11,431,254
                                                     ---------         ---------         ----------        ----------

EXPENSES:
   Wages & salaries                                  1,451,564         2,640,272          3,990,842         5,233,178
   Payroll tax & employee benefits                     281,193           609,092            864,955         1,156,680
   Supplies                                            297,283           538,076            845,212         1,061,218
   Other operating expenses                            367,046           657,135            974,482         1,360,718
   Ancillary services                                  304,988           430,998            794,539           870,190
   Health benefits                                      47,665            56,198            147,855           107,143
   Management fees                                     148,211           313,304            452,784           624,172
   Management fees-affiliate                            28,410            45,705             80,862            93,694
   Property taxes                                       22,791            36,912             58,363            76,346
   Interest                                              1,501            54,985             26,479           101,662
   Depreciation and amortization                        32,468           176,155            132,984           351,532
   Partnership administration                          243,757           130,356            425,453           297,259
                                                     ---------         ---------          ---------         ---------


         Total expenses                              3,226,877         5,689,188          8,794,810        11,333,792
                                                     ---------         ---------         ----------        ----------

Net income (loss)                                   $  (38,739)       $   13,928         $  422,284        $   97,462
                                                     =========         =========          =========         =========


Net income (loss) per Limited
   Partnership Unit                                 $    ( .14)       $      .05         $     1.50        $      .35
                                                     =========         =========          =========         =========

Weighted average Limited Partnership
   Units outstanding                                   279,278           279,278            279,278           279,278
                                                     =========         =========          =========         =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                            Total
                                                   General           Limited              Partners'
                                                   Partner           Partners              Equity
                                                  ---------         ----------           ----------
Balance at December 31, 1993                     $ (71,279)         $14,478,482         $14,407,203

Net income                                             975               96,487              97,462
                                                 ---------           ----------          ----------

Balance at June 30, 1994                         $ (70,304)         $14,574,969         $14,504,665
                                                 =========           ==========          ==========



Balance at December 31, 1994                     $(142,741)          $7,403,755          $7,261,014

Net income                                           4,223              418,061             422,284

Distributions                                           -            (5,306,282)         (5,306,282)
                                                 ---------           ----------          ----------

Balance at June 30, 1995                         $(138,518)          $2,515,534          $2,377,016
                                                 =========           ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                               June 30,
                                                                  --------------------------------
                                                                      1995                 1994
                                                                  ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 8,963,161         $11,465,025
   Cash paid to suppliers and
      employees                                                     (8,767,411)        (10,721,324)
   Interest received                                                    31,047              22,805
   Interest paid                                                       (26,479)           (102,467)
   Property taxes paid                                                 (95,626)            (72,245)
                                                                    ----------           ---------

Net cash provided by operating activities                              104,692             591,794
                                                                    ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property                                    5,070,998              40,326
   Payment for purchases of property
      and equipment                                                    (28,180)            (30,524)
   Reduction of restricted escrow and other                                  -              58,990
   Funding of restricted accounts                                       (4,495)             47,006
                                                                   -----------           ---------

Net cash provided by investing activities                            5,038,323             115,798
                                                                   -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distribution to partners                                         (5,306,282)                  -
   Bond proceeds                                                             -           1,830,000
   Bonds paid off                                                            -          (1,830,000)
   Bond refinancing costs                                                    -             (55,409)
   Principal payments on long-term debt                                (15,125)            (72,709)
                                                                    ----------           ---------

NET CASH USED IN FINANCING ACTIVITIES                               (5,321,407)           (128,118)
                                                                    ----------           ---------

Increase (decrease) in cash and cash
   equivalents                                                        (178,392)            579,474
Cash and cash equivalents at beginning of
   period                                                            1,469,459           1,157,911
                                                                    ----------           ---------
Cash and cash equivalents at end of period                         $ 1,291,067          $1,737,385
                                                                    ==========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                          Six Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                      1995                1994
                                                                  ------------        ------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                       $  422,284          $   97,462

   Adjustments to reconcile net income
      to net cash provided by
         operating activities:

           Depreciation and amortization                               132,984             351,532
           Gain on sale of property                                   (548,389)              2,174
           Abandoned development costs                                  92,304                   -

   Changes in assets and liabilities

           Accounts receivable                                         325,503              56,575

           Prepaid and other current assets                            (81,108)             83,099

           Accounts payable and accrued
              liabilities                                             (248,934)              5,447

           Payable to Quest and affiliates                              10,048              (4,495)
                                                                     ---------           ---------

Net cash provided by
   operating activities                                             $  104,692          $  591,794
                                                                     =========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June  30, 1995

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

Certain amounts included in the 1994 Financial Statements have been reclassed to conform with the 1995 presentation.

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1995, the Partnership maintained cash balances at these banks aggregating $1,176,510 in excess of the $100,000 FDIC insured maximum.

NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated pursuant to VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $147,855 was accrued under this arrangement in the first six months of 1995. The Trust is administered by an affiliate of Quest; however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership facilities. Total accruals to QASLP for the first six months of 1995 were $80,862.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1995
Note 4

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State tax commission resulting from sales tax audits for approximately $470,135 related to periods prior to 1989. Of this amount, approximately $119,113 of liability was assumed by the purchaser of the facilities sold on April 30, 1995. The Company is discussing a settlement of this matter and has recorded a provision in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position and that the reserve is adequate.

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

In addition, the Partnership sold its interests in four facilities to a different unaffiliated third party. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. Closing of this sale occurred as of April 30, 1995. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures. Total cash received by the Partnership was $3,370,998. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities.

Distributions of $2,792,780 or $10/unit were made to limited partners in March 1995. A second distribution of $2,513,502 or $9/unit was made to the limited partners in June 1995.

In February 1995, the limited partners of the Partnership received hostile tender offer materials offering to purchase the units of certain limited partners of the Partnership. The unfriendly bidder amended its tender offer materials three times requiring the Partnership to respond to the offer at a cost to the Partnership. The expense of the printed materials and legal advice necessary to represent the Partnership's belief regarding this offer exceeded $160,000.

The hostile tender offer expired on April 28, 1995. Notice of termination was filed by the offeror on May 1, 1995.

Note 6

The following pro forma condensed financial information does not purport to present what actual financial position and results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. It is management's belief that all adjustments necessary to reflect the effects of the sales described in Note 5 have been made.



                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                     For the Six Months Ended June 30, 1995
                                  (Unaudited)

                                                Historical               Adjustments               Pro Forma
                                              --------------           --------------            -------------
Revenues:                                       $     8,669           $     (5,301)(A)             $     3,368
                                                 ----------            ------------                 ----------

Expenses:
 Wages and salaries                             $     3,991           $     (2,537)(A)              $     1454
 Operating expenses                                   3,627                 (2,140)(A)                    1487
 Management fees                                        453                   (287)(A)                     166
 Management fees-affiliate                               81                    (49)(A)                      32
 Property taxes and interest                             85                    (52)(A)                      33
 Depreciation and amortization                          133                    (92)(A)                      41
 Partnership administration                             425                       -                        425
                                                 ----------            ------------                  ---------
                                                      8,795                 (5,157)                      3,638
                                                 ----------            ------------                 ----------

Net income (loss) (B)                           $      (126)          $       (144)                 $     (270)
                                                 ==========            ===========                   =========

(A) The pro forma adjustments remove the revenues and expenses directly related to the five nursing homes sold.

(B) The historical statement of operations for the period ended June 30, 1995 includes a gain of $548, in thousands, from the sale of five facilities. This amount is not included in the above pro forma condensed statement of operations due to the non recurring nature.



Note 7

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

In February 1995, the Partnership sold its interest in one facility for a gain of approximately $200,000. The Partnership was relieved of mortgage obligations secured by the facility exceeding $1,830,000, and received cash of $1,700,000. As a result of the sale of the facility and cash on hand; the Partnership distributed $2,792,780 or $10/unit to the limited partners in March of 1995.

At April 30, 1995 the Partnership sold its interests in four facilities to another unaffiliated third party. An initial distribution from this sale of $2,513,502 or $9/unit was made in June 1995.


Revenues:

During the six months ended June 30, 1995, the Partnership sold its interests in five facilities. Therefore, revenues and expenses are not directly comparable to the same period in 1994. On a pro forma basis the three remaining facilities -- Valley Convalescent, Mountain View and Valley Living increased revenues $141,506 and $343,198 for the three and six months ended June 30, 1995. The majority of this increase was in Valley Convalescent as a result of increased Medicare utilization.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at June 30, 1995 and December 31, 1994 are:

                                                      1995                     1994
                                                    -------                   -------
Medicaid                                               48%                       50%
Private Pay                                            15%                       14%
VA, Medicare and Other                                 37%                       36%
                                                     -------                  -------
                                                       100%                     100%
                                                     =======                  =======

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended June 30, 1995 and 1994 are:

                                                      1995                      1994
                                                     -------                   -------
Medicaid                                               62%                       65%
Private Pay                                            13%                       13%
VA, Medicare and Other                                 25%                       22%
                                                     -------                   -------

                                                       100%                     100%
                                                     =======                   =======

Expenses:

On a proforma basis, for the three and six month periods ended June 30, 1995, expenses increased $107,871 and $267,749; respectively. These expenses are primarily related to the increased Medicare utilization at Valley Convalescent.

The Partnership's facilities have shown improvement despite market competition and government reimbursement changes. Valley Convalescent located in California has improved census and Medicare utilization. Higher revenue was achieved despite the fact that the State of California did not increase reimbursements in 1995. Valley Living, in Idaho, has improved census and controlled expenses and currently generates positive cash flow. Mountain View continues to suffer the consequence of the new facility in town and it may be necessary to close the facility.

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

In addition, the Partnership sold its interests in four facilities to a different unaffiliated third party. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. Closing of this sale occurred as of April 30, 1995. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures. Total cash received by the Partnership was $3,370,998. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnerships interests in its three remaining facilities.

Neither the general partner nor its affiliates will receive any remuneration or distributions of sales proceeds.

Liquidity and Capital Resources:

At June 30, 1995, the Partnership held cash and cash equivalents of $1,291,067. This is a decrease of $178,392 since December 31, 1994 and reflects the collection of sales proceeds from five facilities and distributions to the limited partners of $5,306,282 during the period. There are no major capital improvements planned at the remaining facilities.

Another significant event in 1994 affecting the value of the Partnership was the State of Idaho seeking a $470,135 deficiency lien against the Partnership's Idaho properties for periods from 1976 through 1988, under a theory of successor liability. The Partnership acquired its interests in these properties in June 1987. Although the Partnership believes it has a number of meritorious defenses to the claims of the State of Idaho, an expense has was accrued in the fourth quarter of 1994 in the amount of $352,602. Any settlement with the state for an amount less than this accrual will result in a gain to the Partnership. Conversely, any settlement in excess of this accrual will result in an additional loss to the Partnership. The purchaser of the facility, referred to above, assumed $119,113 of this liability before adjustment. The reserve attributable to the remaining facilities if $279,691.

In February 1995, the limited partners of the Partnership received hostile tender offer materials offering to purchase the units of certain limited partners of the Partnership. The unfriendly bidder amended its tender offer materials three times requiring the Partnership to respond to the offer at a cost to the Partnership. The expense of the printed materials and legal advice necessary to represent the Partnership's belief regarding this offer exceeded $160,000.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the HCFA implemented a freeze on Medicare reimbursement, for at least two years, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA
eliminated the return on equity component of the reimbursement rate.   Further,
by the end of 1993, several states because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. In 1995, the latest idea appears to be "block grants" to the states. What this means to nursing facilities cannot currently be determined by management of the Partnership.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.





                          PART II.  OTHER INFORMATION




ITEMS 1-5

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)     Exhibits.

                 Exhibit 27 - Financial Data Schedule (for SEC use only)

         (B)     Reports on Form 8-K.

                 None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      QUEST HEALTH CARE
                                      FUND VII, L.P.
                                      (Registrant)


                                      By:  QUEST RESCUE PARTNERS - 7, L.P.
                                           General Partner

                                      By:  QUEST RESCUE PARTNERS - 7 CORP.


Date: August 21, 1995                 By:/s/ Stuart C. Berry
     ------------------                  -----------------------------
                                           Executive Vice-President/CFO


                                      By:/s/ Michael G. Hunter
                                         -----------------------------
                                            President