Form 10-Q
period 1995-09-30
QUEST HEALTH CARE FUND VII LP
filed 1995-11-17
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    September 30, 1995
                                           -----------------------------

                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                     to
                                       -------------------    ---------------

        Commission file number   0-15693
                               -----------


                        QUEST HEALTH CARE FUND VII, L.P.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   58-1697905
-----------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)



           1117 Perimeter Center West  E-210      Atlanta, GA 30338
-----------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)



Registrant's telephone number, including area code       (770) 671-1014
                                                      -----------------------

         Formerly: Southmark/CRCA Health Care Fund VII, L.P.
-----------------------------------------------------------------------------

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

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                               Sept. 30,          December 31,
                                                                             ------------         ------------
                                                                                 1995                1994
                                                                             ------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $  1,363,899          $ 1,469,459
   Accounts receivable, net of allowance
      for doubtful accounts of $84,999 and
      $262,636 at September 30, 1995 and
      December 31, 1994, respectively                                             893,298            2,623,217
   Prepaid expenses                                                               196,458              772,199
                                                                             ------------          -----------

         Total current assets                                                   2,453,655            4,864,875
                                                                             ------------          -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           233,770              800,577
   Buildings and improvements                                                   2,380,901           10,651,257
   Equipment and furnishings                                                      750,700            1,978,261
                                                                             ------------          -----------
                                                                                3,365,371           13,430,095
   Less accumulated depreciation and amortization                               2,277,969            6,449,142
                                                                             ------------          -----------

         Net property and equipment                                             1,087,402            6,980,953
                                                                             ------------          -----------

OTHER ASSETS
   Restricted escrow and other deposits                                                 -              392,864
                                                                             ------------          -----------

TOTAL ASSETS                                                                 $  3,541,057          $12,238,692
                                                                             ============          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY


                                                                           Sept. 30,          December 31,
                                                                        --------------        ------------
                                                                             1995                1994
                                                                        --------------        ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                  $     14,485          $   103,468
   Trade accounts payable                                                     340,260              988,831
   Accrued compensation                                                       165,499              631,748
   Accrued insurance                                                          140,435              399,807
   Accrued interest                                                                 -               41,587
   Estimated third party settlements                                           26,715              287,013
   Estimated sales tax settlement (Note 4)                                    279,691              352,602
   Other                                                                       97,332              299,643
   Payable to Quest and affiliates                                             12,861               29,176
                                                                         ------------          -----------

         Total current liabilities                                          1,077,278            3,133,875



LONG-TERM DEBT, less current maturities                                        13,498            1,843,803
                                                                         ------------          -----------

         Total liabilities                                                  1,090,777            4,977,678
                                                                         ------------          -----------

PARTNERS' EQUITY
   Limited Partners                                                         2,588,067            7,403,755
   General Partner                                                           (137,786)            (142,741)
                                                                         ------------          -----------

        Total partners' equity                                              2,450,281            7,261,014
                                                                         ------------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                   $  3,541,057          $12,238,692
                                                                         ============          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS

                                                             For the                               For the
                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                       September 30,
                                                    --------------------------           ----------------------------
                                                      1995              1994               1995               1994
                                                    --------          --------           --------         -----------
REVENUES:
   Operating revenue                                $1,661,950        $5,930,027        $10,299,609       $17,338,477
   Interest income                                      14,821            14,987             45,868            37,791
   Gain on sales                                             -                 -            548,389                 -
                                                    ----------        ----------        -----------       -----------
         Total revenues                              1,676,771         5,945,014         10,893,866        17,376,268
                                                    ----------        ----------        -----------       -----------

EXPENSES:
   Wages & salaries                                    752,173         2,696,690          4,743,015         7,929,868
   Payroll tax & employee benefits                      41,899           502,517            906,854         1,659,197
   Supplies                                            186,893           280,687          1,032,105         1,641,405
   Other operating expenses                            143,858         1,004,603          1,118,340         2,065,821
   Ancillary services                                  225,261           462,455          1,019,800         1,332,645
   Health benefits                                      25,905            56,385            173,760           163,528
   Management fees                                      83,141           332,171            535,925           956,343
   Management fees-affiliate                            16,628            48,765             97,490           142,459
   Property taxes                                       15,417            46,584             73,779           122,930
   Interest                                                800            45,476             27,280           147,138
   Depreciation and amortization                        20,780           176,354            153,764           527,886
   Partnership administration                           90,752           101,695            516,205           398,954
                                                    ----------        ----------        -----------       -----------
         Total expenses                              1,603,507         5,754,382         10,398,317        17,088,174
                                                    ----------        ----------        -----------       -----------

Income before extraordinary
   items                                            $   73,264           190,632            495,549           288,094


Extraordinary items
   Gain from settlement-HSG &
      Southmark payables                                     -            64,012                  -            64,012
                                                    ----------        ----------        -----------       -----------

Net income                                          $   73,264        $  254,644        $   495,549       $   352,106
                                                    ==========        ==========        ===========       ===========

Net income per limited
   partnership unit

   Income before extraordinary
      gain                                          $      .26        $      .67        $      1.76       $      1.02
   Extraordinary items                                       -               .23                  -               .23
                                                    ----------        ----------        -----------       -----------

Net income per Limited
   Partnership Unit                                 $      .26        $      .90        $      1.76       $      1.25
                                                    ==========        ==========        ===========       ===========

Weighted average Limited Partnership
   Units outstanding                                   279,278           279,278            279,278           279,278
                                                    ==========        ==========        ===========       ===========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                          Total
                                                  General           Limited              Partners'
                                                  Partner           Partners              Equity
                                                 ---------          ----------          -----------

Balance at December 31, 1993                     $ (71,279)         $14,478,482         $14,407,203

Net income                                           3,521              348,585             352,106
                                                 ---------          -----------         -----------

Balance at Sept. 30, 1994                        $ (67,758)         $14,827,067         $14,759,309
                                                 =========          ===========         ===========



Balance at December 31, 1994                     $(142,741)         $ 7,403,755         $ 7,261,014

Net income                                           4,955              490,594             495,549

Distributions                                           -            (5,306,282)         (5,306,282)
                                                 ---------          -----------         -----------

Balance at Sept. 30, 1995                        $(137,786)         $ 2,588,067         $ 2,450,281
                                                 =========          ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                              Sept. 30,
                                                                       -----------------------
                                                                       1995               1994
                                                                    ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $10,730,186         $17,317,586
   Cash paid to suppliers and
      employees                                                    (10,464,679)        (16,016,853)
   Interest received                                                    45,868              37,791
   Interest paid                                                       (27,280)           (106,356)
   Real estate taxes paid                                              (96,519)            (72,841)
   Paid to HSG                                                               -            (166,565)
                                                                   -----------         -----------

Net cash provided by operating activities                              187,576             992,762
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities                                  5,070,998              40,326
   Payment for purchases of property
      and equipment                                                    (34,845)            (53,629)
   Reduction of restricted escrow and other                                  -              56,212
   Funding of restricted accounts                                       (4,495)             (8,486)
                                                                   -----------         -----------

Net cash provided by investing activities                            5,031,658              34,423
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distribution to partners                                         (5,306,282)                  -
   Bond refinancing costs                                                    -             (55,409)
   Principal payments on long-term debt                                (18,512)            (83,085)
                                                                   -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                               (5,324,794)           (138,494)
                                                                   -----------         -----------

Increase (decrease) in cash and cash
   equivalents                                                        (105,560)            888,691
Cash and cash equivalents at beginning of
   period                                                            1,469,459           1,157,911
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $ 1,363,899         $ 2,046,602
                                                                   ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                         Nine Months Ended
                                                                             Sept. 30,
                                                                   -----------------------------
                                                                      1995               1994
                                                                   ---------           ---------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                      $ 495,549           $ 352,106

   Adjustments to reconcile net income
      to net cash provided by
         operating activities:

           Depreciation and amortization                             153,764             527,886
           Loss on transfer of property                                    -               2,174
           Gain on sale of facilities                               (548,389)                  -
           Abandoned development costs                                92,304                   -
           Settlement HSG payables                                         -            (230,577)

   Changes in assets and liabilities

           Accounts receivable                                       430,577             (20,891)

           Prepaid expenses and other
              current assets                                        (213,588)            (81,603)

           Accounts payable and accrued
              liabilities                                           (206,326)            435,917

           Payable to Quest and affiliates                           (16,315)              7,750
                                                                   ---------           ---------

Net cash provided by
   operating activities                                            $ 187,576           $ 992,762
                                                                   =========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995

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

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 1995, the Partnership maintained cash balances at these banks aggregating $1,266,201 in excess of the $100,000 FDIC insured maximum.

NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated pursuant to VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $173,760 was accrued under this arrangement in the first nine months of 1995. The Trust is administered by an affiliate of Quest; however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership's facilities. Total accruals to QASLP for the first nine months of 1995 were $97,490.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1995
Note 4

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State tax commission resulting from sales tax audits for approximately $470,135 related to periods prior to 1989 for three of the Partnership's facilities. Of this amount, approximately $119,113 of liability was assumed by the purchaser of the facilities, which facilities were sold on April 30, 1995. The Company is discussing a settlement of this matter and has recorded a provision in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position and that the reserve is adequate.

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

In addition, the Partnership sold its partnership interests in four of its facilities to a different unaffiliated third party. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the partnership interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. Closing of this sale occurred as of April 30, 1995. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures. Total cash received by the Partnership was $3,370,998. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities.

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



                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                  For the Nine Months Ended September 30, 1995
                                  (Unaudited)

                                                    Historical              Adjustments               Pro Forma
                                                  --------------          --------------            -------------
Revenues:                                            $10,345               $(5,301)(A)                  $5,044
                                                     -------               -------                      ------

Expenses:
 Wages and salaries                                    4,743                (2,537)(A)                   2,206
 Operating expenses                                    4,251                (2,140)(A)                   2,111
 Management fees                                         536                  (287)(A)                     249
 Management fees-affiliate                                97                   (49)(A)                      48
 Property taxes and interest                             101                   (52)(A)                      49
 Depreciation and amortization                           154                   (92)(A)                      62
 Partnership administration                              516                     -                         516
                                                     -------               -------                      ------
                                                      10,398                (5,157)                      5,241
                                                     -------               -------                      ------

Net income (loss) (B)                                $   (53)              $  (144)                     $ (197)
                                                     =======               =======                      ======

(A) The pro forma adjustments remove the revenues and expenses directly related to the five nursing homes sold.

(B) The historical statement of operations for the period ended September 30, 1995 includes a gain of $548, in thousands, from the sale of five facilities. This amount is not included in the above pro forma condensed statement of operations due to the non recurring nature.




Note 7

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:



Results of Operations:

In February 1995, the Partnership sold its interest in one facility for a gain of approximately $200,000. The Partnership was relieved of mortgage obligations secured by the facility exceeding $1,830,000, and received cash of $1,700,000. As a result of the sale of the facility and cash on hand; the Partnership distributed $2,792,780 or $10/unit to the limited partners in March 1995.

At April 30, 1995 the Partnership sold its interests in four of its facilities to another unaffiliated third party. An initial distribution from this sale of $2,513,502 or $9/unit was made in June 1995.

Revenues:

During the nine months ended September 30, 1995, the Partnership sold its interests in five of its facilities. Therefore, revenues and expenses are not directly comparable to the same period in 1994. On a pro forma basis the three remaining facilities -- Valley Convalescent, Mountain View and Valley Living increased revenues $76,422 and $419,620 for the three and nine months ended September 30, 1995. The majority of this increase was at Valley Convalescent as a result of increased Medicare utilization. Revenue in 1994 included $12,831,151 for the nine month period related to the interests in the five facilities sold.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at September 30, 1995 and December 31, 1994 are:


                                                       1995                     1994
                                                     -------                  -------
Medicaid                                               49%                       50%
Private Pay                                             9%                       14%
VA, Medicare and Other                                 42%                       36%
                                                      ---                       ---
                                                      100%                      100%
                                                      ===                       ===



Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended September 30, 1995 and 1994 are:


                                                       1995                     1994
                                                     -------                  -------
Medicaid                                               60%                       65%
Private Pay                                            13%                       13%
VA, Medicare and Other                                 27%                       22%
                                                      ---                       ---

                                                      100%                      100%
                                                      ===                       ===

Expenses:

On a proforma basis, for the three and nine month periods ended September 30, 1995, expenses increased $70,140 and $337,890; respectively. These expenses are primarily related to the increased Medicare utilization at Valley Convalescent as well as salary increases necessitated by an improving economy.

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

In addition, the Partnership sold its interests in four of its facilities to a different unaffiliated third party. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. Closing of this sale occurred as of April 30, 1995. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures. Total cash received by the Partnership was $3,370,998. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities.

Expenses in 1994 included $12,167,946 for the nine month period related to the interests in the five facilities sold.

Neither the general partner nor its affiliates will receive any remuneration or distributions of sales proceeds.

Liquidity and Capital Resources:

At September 30, 1995, the Partnership held cash and cash equivalents of $1,363,899. This is a decrease of $105,560 since December 31, 1994 and reflects the collection of sales proceeds from five facilities and distributions to the limited partners of $5,306,282 during the period. There are no major capital improvements planned at the remaining facilities.

Another significant event in 1994 affecting the value of the Partnership was the State of Idaho seeking a $470,135 deficiency lien against the Partnership's Idaho properties for periods from 1976 through 1988, under a theory of successor liability. The Partnership acquired its interests in these properties in June 1987. Although the Partnership believes it has a number of meritorious defenses to the claims of the State of Idaho, an expense was accrued in the fourth quarter of 1994 in the amount of $352,602. Any settlement with the state for an amount less than this accrual will result in a gain to the Partnership. Conversely, any settlement in excess of this accrual will result in an additional loss to the Partnership. The purchaser of the facility, referred to above, assumed $119,113 of this liability. The reserve attributable to the remaining facilities is $279,691.

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

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the HCFA implemented a freeze on Medicare reimbursement, for at least two years, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA
eliminated the return on equity component of the reimbursement rate.   Further,
by the end of 1993, several states because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. In 1995, the latest idea appears to be "block grants" to the states and significant Medicare budgetary reductions. What this means to nursing facilities cannot currently be determined by management of the Partnership.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.




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


Date: November 15, 1995                 By:/s/ Stuart C. Berry
     ------------------                    -----------------------------
                                             Executive Vice-President/CFO


                                        By:/s/ Michael G. Hunter
                                           -----------------------------
                                             President