Form 10-K405
period 1995-12-31
QUEST HEALTH CARE FUND VII LP
filed 1996-04-15
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended    December 31, 1995
                                   ---------------------------------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------    ----------------

         Commission file number    0-15693
                                 --------------

                        QUEST HEALTH CARE FUND VII, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   58-1697905
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          1117 Perimeter Center West  Suite E-210  Atlanta, GA  30338
- --------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code       (770) 671-1014
                                                   -----------------------------

        Formerly: Southmark/CRCA Health Care Fund VII, L.P.
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class      Name of exchange on which registered
              None                            None
         -------------------      ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                        Yes  X    No
                                                              ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the registrant's 279,278 limited partnership interests are held by non-affiliates. The aggregate market value of interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests and transfers of the limited partnership interests are subject to certain restrictions.

Documents Incorporated by Reference: See Page 39
Exhibit Index:  See Page 39-41

                               TOTAL OF 42 PAGES

                                     Part I

ITEM 1  BUSINESS

Quest Health Care Fund VII, L.P. (the Partnership), formerly Southmark/CRCA Health Care Fund VII, L.P., was organized on July 23, 1986, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act. On September 12, 1986, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $30,000,000 of limited partnership interests (the Units). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The offering of the Units closed in June 1987, with 279,278 Units sold at $100 each, or gross proceeds of $27,927,800 to the Partnership.

The General Partner of the Partnership is Quest Rescue Partners - 7, L.P. (Quest) whose sole limited partner is Quest Financial Corp. and whose sole general partner is Quest Rescue Partners - 7 Corp. Quest became the General Partner of the Partnership on August 1, 1990.

The former general partner of the Partnership was Southmark Investment Group 86, Inc. (SIG), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation (Southmark).

The Partnership's primary business and only industry segment is to own, invest in, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Partners. At December 31, 1995, the Partnership held interests in three nursing home properties as described in
Item 2 below and the Partnership employed approximately 209 persons, including administrative, nursing, dietary, laundry, housekeeping, social services and maintenance personnel.

The services provided at the Partnership's long-term care facilities consist of intermediate and skilled nursing care. Intermediate care consists of providing assistance or supervision with daily activities such as dressing, bathing, diet or medication. Skilled nursing care consists of 24 hour a day services of registered nurses and related medical services prescribed by the resident's physician. Under the Omnibus Budget Reconciliation Act (OBRA), which became effective October 1, 1990, the distinction between skilled nursing and intermediate care facilities was eliminated. The legislation imposed a variety of new quality of care requirements on all long-term care facilities, with resulting increases in operating costs. The legislation imposed more stringent requirements regarding staff, screening and assessment of residents, resident rights, and survey and certification requirements. It also subjects facilities to a number of sanctions, including civil money penalties, for substandard survey results. Under this legislation, states are required to amend their Medicaid plans to make an appropriate adjustment in the rates at which they reimburse long-term care facilities in order to reflect the costs of these new requirements. There is, however, no requirement that the rate adjustments actually cover all new costs nor are there any assurances that state budgetary constraints will sustain the costs associated with federal mandates.

In addition, during 1995, the final regulations pertaining to OBRA 87 were instituted. OBRA 87 contained, among other things, new stringent survey requirements with severe penalties for non-compliance. The expenses of the facilities have increased as a result of increased personnel costs necessary to comply with OBRA 87.

The Partnership's facilities that provide skilled care are certified to receive benefits under the Federal Health Insurance for the Aged Act (Medicare) and under joint federal and state funded programs administered by the various states to provide medical assistance to the indigent, known generally as Medicaid. Benefits under Medicare are for skilled care only. However, Medicaid plans provide for different levels of reimbursement, depending upon the level of care and services rendered.

Medicaid reimbursement formulas are established in accordance with Federal guidelines, by each state, with the approval of the Federal government and vary from state to state. Typically, Medicaid formulas provide for reimbursement for specified services up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are set either retrospectively, prospectively, on a flat rate basis or a combination thereof. The Partnership's Medicaid rates are calculated, retrospectively for one property. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, political fiats, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to long-term care facilities, such as those owned by the Partnership.

In the operation of health care facilities, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned nursing care facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies from location to location and depends on a number of factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenue for services to such patients is strictly controlled and based on fixed rates and cost reimbursement principles.

In light of these factors, the Partnership will continue to seek to meet competition in each locality by improving the appearances and the quality of services provided at its facilities, establishing a reputation within the local medical communities for providing competent care services, and by responding appropriately to regional variations in demographics and tastes.


During 1995, the Partnership's interest in five of the Partnership's facilities were sold. Please refer to Part II, Item 7 for further discussion.

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities:


                               Average Daily Census            Revenues for
                                 for Year Ended                 Year Ended
                                   December 31,                December 31,
                         ----------------------------     --------------------
                           1993       1994      1995      1993    1994    1995
                         --------   -------   -------     ----    ----    ----
Medicaid                 514   72%  551  77%  112  53%     65%     65%     58%
Private Pay              117   16%  112  16%   32  15%     14%     14%     13%
VA, Medicare and Other    86   12%   50   7%   68  32%     21%     21%     29%

                         717  100%  713 100%  212 100%    100%    100%    100%
                         ===  ===   === ===   === ===     ===     ===     ===

Overall Occupancy Rate         86%       85%       84%
                              ===       ===       ===


Because of a changing census mix, the occupancy required for a facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. However, a high Medicare census changes the break-even point due to a higher reimbursement rate even though expenses associated with Medicare qualified residents are significantly higher than Medicaid.

All licensed beds in the Partnership's facilities are being utilized, except that in some instances, semi-private rooms have been converted to private rooms to accommodate demand or a small number of rooms have been taken out of service to be utilized for office space and ancillary support areas.


ITEM 2  PROPERTIES


The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership through its majority-owned partnerships in fee.

The Partnership's majority-owned partnerships were a creation of Southmark to enable the Partnership to acquire properties from Southmark affiliates without paying transfer taxes or having to perform relicensing of the homes more than once. The Southmark affiliate had already paid the tax and relicensed the facility prior to the acquisition by the Partnership. There appears to have been no adverse economic impact on the Partnership by this arrangement. Quest maintained the arrangement to avoid creating tax and relicensing problems associated with dissolving the majority owned partnerships. Quest has not received any financial benefit from this ownership structure.

ITEM 2  PROPERTIES continued

                                                   Properties                Occupancy
                                                     at net                  Rate                       Date
Property                  Description              book value                for 1995                 Acquired
- --------                  -----------              ----------                ---------                --------
Mountain View             Skilled Care
Care Center               Nursing Home
Kimberly, ID              64 Licensed Beds        $  106,098                    50%                   June 1987


Valley Living Center      Personal Care
Idaho Falls, ID           Nursing Home
                          65 Licensed Beds        $  208,517                    95%                   June 1987

Valley Convalescent       Skilled/Personal
Hospital                  Care Nursing Home
El Centro, CA             123 Licensed Beds       $  757,636                    96%                   June 1987
                                                  ----------

                                                  $1,072,251
                                                  ==========

- ----------------------------------------
TOTAL: 3  Nursing Homes       252 Licensed Beds





ITEM 3  LEGAL PROCEEDINGS


The State of Idaho sought a deficiency lien against the Partnership's facilities for sales and use taxes for periods prior to ownership by the Partnership. The total amount claimed by the state is $372,921. Management of the Partnership is discussing a settlement of this matter and has recorded a provision of $279,691 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position. The Partnership plans to continue to vigorously defend itself against these claims. No legal actions, other than ordinary routine litigation incidental to business, were filed against the Partnership.




ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1995.

                                    Part II


ITEM 5 MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Units exists nor is one expected to develop.

(B)      Title of Class                    Number of Record Unit Holders
         --------------                    -----------------------------
         Limited Partnership Interests         3,619 as of February 27, 1996

(C) No cash distributions were made to the Limited Partners in 1990, 1991, 1993 or 1994. The Limited Partners received cash distributions of $488,736, $139,639 and $5,306,282 for the years ended December 31,
         1989, 1992 and 1995, respectively. Cumulative distributions to the Limited Partners from the Partnership from its inception to December 31, 1995 were $8,567,428. No distributions have been made to either SIG or Quest. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6   SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. The comparability of net losses between years 1991 and 1992 was materially impacted by the significant increases in nursing costs, worker's compensation insurance and in ancillary usage. The settlement of litigation, the foreclosure of one property and the write down of other properties significantly impacted the 1993 and 1994 financial information. The sale of five properties in 1995 resulted in the significant improvement in net income. This summary should be read in conjunction with the Partnership's financial statements and the related notes appearing in Item 8.


                                                      Years ended December 31,
                           ------------------------------------------------------------------------------
Statements of Operations       1995           1994              1993             1992             1991
- ------------------------   -----------    ------------      -----------      -----------      -----------
Operating revenue          $11,951,586     $23,341,171      $24,067,958      $22,315,509      $20,265,106
Net income (loss)              533,537      (7,146,189)          95,883       (1,199,519)        (762,151)
Net income (loss) per                 (1)              (2)             (3)
  weighted average Unit           1.89          (25.33)             .34            (4.25)           (2.70)
Distributions paid per                (1)              (2)             (3)
  weighted average Unit          19.00             -0-              -0-              .50              -0-

(1) Includes gain on sale of five facilities of $548,389 or $1.94 per unit.

(2) Includes extraordinary gain of $64,012 or $.23 per unit from settlement of Healthcare Services Group payables and loss from writedown of properties of $7,180,571 or $(25.45) per unit.

(3) Includes loss from write down of properties of $3,352,459 or $(11.88) per unit, loss from transfer of property of $1,510,559 or $(5.35) per unit, and extraordinary gain of $4,869,365 or $17.26 per unit from extinguishment of debt and settlement of Southmark payables.

                                                                As of December 31,
                                  -------------------------------------------------------------------------------
Balance Sheets                       1995              1994             1993             1992             1991
- --------------                    -----------      -----------      -----------      -----------      -----------
Property & Equipment,net          $ 1,072,251      $ 6,980,953      $14,397,029      $18,113,000      $18,714,130
Assets in receivership                      -                -                -        3,404,875        3,559,962
Total Assets                        3,480,604       12,238,692       18,887,317       25,464,388       26,313,054
Long-term obligations,
  less current maturities               9,629        1,843,803        1,946,293        1,938,586        1,985,000
Long-term debt related to
  assets in receivership                    -                -                -        3,634,009        3,830,899
Partners' equity                    2,488,269        7,261,014       14,407,203       14,311,320       15,650,478



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In February 1995, the Partnership sold its interest in one facility for a gain of $200,446. The Partnership was relieved of mortgage obligations secured by the facility exceeding $1,830,000, and received cash of $1,700,000. As a result of the sale of the facility and cash on hand; the Partnership distributed $2,792,780 or $10/unit to the limited partners in March 1995.

On April 30, 1995, the Partnership sold its interests in four of its facilities to another unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $4,898,869 at December 31, 1994 and recognized a gain of $347,943 upon closing of the sale on April 30, 1995. A distribution from this sale of $2,513,502 or $9/unit was made to the limited partners in June 1995.

Neither the General Partner nor its affiliates received any remuneration nor distributions from the sale of facilities.

Revenues:

Operating revenues for the twelve month period ended December 31, 1995 decreased $11,389,585 when compared to the prior period. This is primarily the result of the sale of the Partnership's interests in five facilities. On a proforma basis, removing the effect of the sales, revenues increased $514,997 in 1995 as compared to the same period in 1994. The primary source of the increase was from occupancy and rate increases at Valley Living Center and Valley Convalescent Center, as well as increased Medicare utilization. Revenue in 1995 included $ 5,300,332 related to the five sold facilities.

Operating revenues for the twelve month period ended December 31, 1994 decreased $726,787 when compared to the prior period. This is primarily the result of the abandonment of the Valley Care Center in September 1993. On a pro forma basis, removing the effect of the abandonment, revenues increased $955,716 in 1994 when compared to 1993. The primary source of the increase is due to private, Medicare and Medicaid rate increases. Heritage Park saw a shift in patient mix to more private pay and Medicare. Valley Convalescent's census has recovered from the survey problems in 1992-1993. In addition to its census increase, Valley Convalescent experienced a significant increase in Medicare Part B ancillary utilization. Operating revenue for 1994 and 1993 included $17,218,022 and $18,364,420, respectfully, of revenues generated by the five sold facilities.

Receivables do not present a credit risk as the Medicaid/Medicare system is federally financed. Receivables are, however, subject to disallowance by Medicare and Medicaid upon audit. Such governmental audits are typically one or two years in arrears. Inflation is not a material factor due to the fact that reimbursement rates are set by governmental agencies, however, such agencies are not obliged to increase the reimbursement rate at the rate of inflation.

The significant components of accounts receivable at December 31, 1995 and 1994 were:

                                 1995       1994
                                 ----       ----
    Medicaid                      47%        50%
    Private Pay                   10%        14%
    VA, Medicare & Other          43%        36%
                                 ---        ---
                                 100%       100%
                                 ===        ===

Payments by both the state and federal governments are normally received within 60-90 days. The receivables of the Partnership represent less than 28 days revenue.

Expenses:

For the twelve month period ending December 31, 1995, total expenses decreased $18,578,430 compared to the prior period. On a pro forma basis, eliminating the effect of the five sold facility interests and the writedowns that occurred in 1994, operating expenses decreased $53,461. This is primarily related to increased labor costs associated with complying with the final regulations issued in 1995 relating to OBRA 87 and wage inflation offset by aggressive expense control and staff reductions at Mountain View in line with its reduced occupancy. Supplies and Ancillary expense increased $316,320 at Valley Convalescent as a result of increased occupancy and Medicare utilization.
Total expenses in 1995 included $5,156,944 relating to the five sold facility interests.

For the twelve month period ending December 31, 1994, total expenses increased $1,730,066 when compared to the same period in 1993. This increase was due primarily to the $7,180,571 loss from writedown of properties in 1994, as compared to writedown loss of $3,352,459 and loss on transfer of property related to Valley Care, of $1,510,559 in 1993. Removing the impact of the losses from writedowns and transfer of property and the expense impact of the September 1993 abandonment of Valley Care Center of $1,946,321, the remaining properties showed an increase in total operating expenses of $1,358,834 in 1994 when compared to 1993. The majority of the increase was for additional nursing payroll and employee benefit costs due in part to the increase in census at Valley Convalescent. Payroll tax and employee benefits decreased in 1994 as compared to 1993 due to workers compensation premium refunds of $85,915 attributable to a prior year. Supplies and ancillary costs increased due to the increased ancillary utilization at Valley Convalescent and Heritage Park in particular. Other operating costs increased $328,416 in 1994 as compared to 1993 due to the provision recorded for Idaho sales tax as discussed in the Financial Statements. Employee health benefits decreased $144,045 due to an extraordinarily low claims year in 1993 and those savings resulted in lower than expected expense for the facilities in 1994. The decrease in interest and depreciation in 1994 is due to the abandonment of Valley Care Center in 1993. Operating expense in 1994 and 1993 included $16,320,849 and $17,675,033, respectively, generated by the five sold facilities. Partnership administration expense increased during 1994 when compared to the prior year primarily as a result of additional third party accounting, legal and tax professional fees and legal and accounting costs relating to preliminary proxy materials filed by the Partnership in 1994 which was subsequently withdrawn from the Securities and Exchange Commission review process.

As set forth in the 1994 preliminary proxy materials, should the preliminary proxy not be completed, it was the Partnership's intent to sell its assets to generate cash proceeds for distribution to the limited partners.

Accordingly, consistent with the Partnership's accounting policy as described in Note A, the Partnership reflected property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns, if applicable) or estimated net realizable value, determined on an individual nursing home basis. Additional writedowns of $762,797 and $1,518,905 were applied to Valley Living Center and Valley Convalescent Center, respectively, to recognize estimated net realizable value as determined by management of the Partnership (Note G).

As of December 31, 1995, management estimates that fair value exceeds the carrying value and, accordingly, does not expect any further material adjustments upon the adoption of Statement of Accounting Standard No. 121 in 1996 unless warranted by a change in market conditions or other relevant factors.

Based on the carrying value of the Partnership's interests in the four facilities sold in May 1995, the Partnership expected to incur a loss on the sale and, accordingly, recognized this loss at December 31, 1994 in the accompanying statements of operations of $4,898,869 consisting of a writedown of property and equipment of $4,466,946 for the Partnership's interests contracted to be sold and $431,923 for the 25% discount of accounts receivable.

Ancillary Revenue and Expense is a term that describes specialized services provided by third party unaffiliated vendors. These services include speech, occupational, physical and occasionally intravenous therapies. These revenues and expenses are subject to certain cost limitations and do not materially effect the profitability of a facility. However, the ability to provide these services enables a facility to accept residents reimbursed under the federal Medicare system instead of the state Medicaid system. Typically, the Medicare system reimburses at a higher daily rate than Medicaid. These Medicare residents are people, not necessarily elderly, who, under another set of regulations, must be discharged from hospitals before they are well enough to go home. The result is that nursing homes that once were a final stop in life's journey have become more like auxiliary hospitals with a substantially shortened length of stay. The pursuit of high reimbursement Medicare residents limits the number of Medicaid beds available to the indigent elderly. These people will be required to live with relatives or find low skilled "foster care" or community based services.

Additional challenges confronting the Partnership are market competition and state budgetary restraints. In Idaho, the Mountain View facility lost $94,205 in direct cash flow in 1993 as the result of a new 120 bed facility with assisted living housing in a "campus" environment that opened in Twin Falls.
In 1994, the Mountain View facility basically broke even. Although the competing facility is filled up, Mountain View, which was built in 1964, cannot compete directly with the new facility. Mountain View is located in a rural area of Idaho with a limited market for alternative use. Since the Partnership's facilities are primarily occupied by residents supported by payments from Medicaid and Medicare, price competition is not possible. Mountain View fought to maintain occupancy throughout 1993 and stayed within 4% of where it started the year. It was apparent to management that the carrying value of the facility would not be fully recovered through estimated undiscounted future operations. The Financial Statements recognize a write down of the carrying value of the property of $1,155,099, at December 31, 1993, consistent with the Partnership's accounting policy, as discussed in the Financial Statements.

The Port Angeles facility, which was sold in May 1995, is located on the upper peninsula of Washington, across the bay from Victoria, British Columbia, in 1993, it achieved increased reimbursement from the State. However, Washington had, in 1993, been reclassifying residents to disqualify them for nursing home care and in fact the state moved five residents to other settings. Washington also mandated employee health benefits, effective in 1996, paid principally by the employer and announced its intent not to comply with the scheduled July 1994 rate increase. Washington has not yet announced how, or if, it will compensate providers for the new mandated employee health benefits but has postponed the enactment of the mandate. Based on management's estimate of future cash flows, given the then current operating and regulatory environment, it was determined that it was probable that the Partnership would not fully recover the carrying value of the property. The Financial Statements recognize a write down of carrying value of $1,186,779 at December 31, 1993, consistent with the Partnership's accounting policy, as discussed in the Financial Statements.

The Valley Convalescent facility located in the desert town of El Centro, California, just across the border from Mexicali, Mexico, had made recent gains in occupancy, compared to prior years. However, the State of California had experienced an erosion of its tax base as a result of businesses leaving the State and reductions in the defense industry. During 1992, California experienced budgetary problems. This resulted in a period of over 120 days whereby the state had no fiscal authority to pay its Medicaid and other welfare obligations and instead issued "warrants" or I.O.U's. The Partnership was fortunate in that its bank honored the "warrants" as if they were cash. In 1993, California continued to experience budgetary problems and again considered issuing "warrants" instead of cash payments. The banks warned the public that they would not accept warrants. Nursing facilities in California are reimbursed using a modified flat rate system. "Flat rate" means that the rate is determined based on a certain percentile of the costs incurred by all of the facilities in a given peer group and not specifically based on a given facility's costs. The Valley Convalescent facility is located in the desert two hours east of San Diego. To attract qualified personnel requires a wage rate greater than might be experienced in other areas within California. Because of the budgetary problems of California, the Partnership does not expect to experience any real improvement in its reimbursement rates over the long term. The expected future undiscounted cash flows of the facility were less than the carrying value of the property, accordingly, the Financial Statements recognize a write down of carrying value of $1,010,581, at December 31, 1993.

For the 1995 period, and again in 1996, the State of California has announced the state will not increase the reimbursement rate over 1994, despite inflationary increases in operating expense. However, ancillary and Medicare utilization at the facility increased significantly in 1994 and 1995. It is possible that the increased activity in the Medicare area could help offset the effects of the lack of Medicaid rate increases on revenues.

Liquidity and Capital Resources

In February 1995, the Partnership sold its interest in one facility for a gain of $200,446. The Partnership was relieved of mortgage obligations secured by the facility exceeding $1,830,000, and received cash of $1,700,000. As a result of the sale of the facility and cash on hand; the Partnership distributed $2,792,780 or $10/unit to the limited partners in March 1995.

At April 30, 1995 the Partnership sold its interests in four of its facilities to another unaffiliated third party. A distribution from this sale of $2,513,502 or $9/unit was made to the limited partners in June 1995.

At December 31, 1995, the Partnership held cash and cash equivalents of $1,325,321, a decrease of $144,138 over 1994. The decrease is due to the distributions to limited partners which exceeded the cash provided by the sales and the positive cash flow from operations.

At December 31, 1994, the Partnership held cash and cash equivalents of $1,469,459, an increase of $311,548 over 1993. The source of this increase was an improvement in operations and a reduction in the amount of capital improvements to the facilites.

Neither the General Partner nor its affiliates received any remuneration or distributions from the sale of facilities.

A significant event in the fourth quarter of 1994 affecting the value of the Partnership was the State of Idaho seeking a $470,135 deficiency lien against the Partnership's Idaho properties for periods from 1976 through 1988, under a theory of successor liability. Of this amount, $372,921 relates to the remaining two facilities owned as of December 31, 1995, located in Idaho. The Partnership acquired its interests in these properties in June 1987. Although the Partnership believes it has a number of meritorious defenses to the claims of the State of Idaho, an expense was accrued in the fourth quarter of 1994 in the amount of $352,602. The liability reflected as of December 31, 1995 is $279,691 for the remaining two facilities. Any settlement with the state for an amount less than this accrual will result in a gain to the Partnership. Conversely any settlement in excess of this accrual will result in an additional loss to the Partnership.

In February 1995, the limited partners of the Partnership received hostile tender offer materials offering to purchase the units of certain limited partners of the Partnership. After a thorough analysis of the tender offer materials, the General Partner recommended that the Limited Partners vote against the tender offer, as such tender offer was not in the best interests of the limited partners of the Partnership. The unfriendly bidder amended its tender offer materials three times requiring the Partnership to respond to the offer at a cost to the Partnership. The expense of the printed materials and legal advice necessary to represent the Partnership's belief exceeded $160,000.

The Partnership's Balance Sheet, at December 31, 1994, reflected the lower of costs or net realizable value of property and equipment. The significant writedown of property and equipment in 1994 is based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies. At December 31, 1993, the nursing facilities were considered operating assets since it was the Partnership's plan to continue to operate the facilities as it had in the past. Consistent with generally accepted accounting principals ("GAAP") and the Partnership's accounting policy for operating assets, property and equipment were carried in the 1993 balance sheet at the lower of cost or estimated undiscounted future cash flows expected to be generated over the remaining estimated useful life of the property and equipment. The remaining estimated useful life of the property and equipment at December 31, 1993 was approximately 23 years.

It is not the objective of GAAP to reflect operating property and equipment at estimated market value less costs of disposal, otherwise known as estimated net realizable value. Instead, under GAAP most property and equipment is carried at cost less accumulated depreciation taken over the years of prior service.

During 1994, as described in the notes to the Financial Statements, the Partnership determined that it would market for sale its interests in the nursing facilities. Since the future life under these circumstances is the length of time required to dispose of the assets as opposed to the much longer term of the assets remaining useful operating life, GAAP and the Partnership's accounting policy require that the property and equipment under these circumstances be carried at the lower of cost (the then existing carrying value) or estimated net realizable value. Accordingly, under these circumstances, the time value of money (over approximately 22 remaining years), the risk of capital invested, local, national and industry conditions including competition, state and federal reimbursement plans and patient mix, among many other factors, are taken into consideration. Consequently, as a result of a change in the Partnership's future direction, a loss on property and equipment representing the difference in (1) the carrying value as determined based on the lower of cost or estimated undiscounted future cash flows over the remaining estimated useful life for operating assets, and (2) the lower of cost or estimated net realizable value was recognized during 1994 in the amount of $6,748,648 and is reflected in the Financial Statements.

If these assets had been sold as of December 31, 1994, for the estimated net realizable value set out in the Financial Statements, the proceeds from the sales would have been less than management's prior expectations of $30-35 per unit for the sale of these properties, as set out in the Partnership's materials responding to the hostile tender offer, described earlier. Should the properties have been sold for an amount equal to estimated net realizable value, as of December 31, 1994 proceeds would approximate $26 per unit, however, such amounts do not reflect the unrecorded gain from the sale of the Church Hill facility; cash flow from operations subsequent to December 31, 1994; the cost of winding down the Partnership; funding cash flow, if necessary, of any remaining properties pending their final disposal; calculation of the post closing adjustments related to the four properties under contract for sale; gain or loss from the disposition of the litigation described in Note E to the Financial Statements; expense associated with material litigation or state or federal actions effecting the licensing or reimbursement of the Partnership's facilities, if any; differences between the carrying value at December 31, 1994 of the properties and the price received at the disposal of the properties not sold, changes in partnership administration expense; and the difference in recorded assets and liabilities and ultimate settlement (e.g. sales tax, cost report and other contingencies). However, management of the Partnership believes that, based on the recent circumstances described herein pertaining to Valley Convalescent, there is a possibility that should the Partnership sell Valley Convalescent in the near future, the sales price would exceed the net realizable value for the facility described in the Financial Statements. Ultimately, the final distribution to the limited partners upon termination of the Partnership could be greater or less than that which is presented in the Financial Statements. Further, distributions will be affected by any reserves to be established and by the Partnership's ability to reduce or control expenses until the Partnership is terminated.

Subsequent to year end 1995, the Partnership has received certain expressions of interest in acquiring two of the Partnership's three remaining facility interests. The Partnership is currently assessing the adequacy of these offers.

Effective October 1, 1990, federal legislation, OBRA, eliminated the distinction between skilled nursing and intermediate care facilities and imposed a variety of quality of care requirements on all long-term care facilities, with resulting increases in operating costs. The legislation also imposes more stringent requirements regarding staff, screening and assessment of residents, resident rights and survey and certification requirements. Under this legislation, states are required to amend their Medicaid plans to make an appropriate adjustment in the rates at which they reimburse long-term care facilities in order to reflect the costs of these new requirements. There is, however, no requirement that the rate adjustments actually cover all costs nor are there any assurances that state budgetary constraints will sustain the cost of future federal mandates.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the
reimbursement rate.   Further, by the end of 1993, several states; because of
federal actions and/or
budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. In 1995, the latest idea appears to be "block grants" to the states and significant Medicare budgetary reductions. What this means to nursing facilities cannot currently be determined by management of the Partnership.

Private pay sources accounted for 13% of the Partnership's total revenue in 1995, all other revenue came from federal and state entitlement programs. Any reduction in these programs will have an immediate impact on the total revenue and cash flow of the Partnership.

The Partnership agreed to settle its disputes with Southmark, which was approved by the court governing Southmark's Bankruptcy Plan. As a result of the settlement, the Partnership paid Southmark $60,700 and the Partnership avoided payment of $2,400,476 in amounts payable to Southmark and it affiliates. The amount of $2,339,776 was recognized as non-cash income for 1993.

During the third quarter of 1994, the Partnership settled its litigation with Healthcare Services Group, Inc. resulting in $64,012 being recognized as non-cash income.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash resources to conduct Partnership business. There are no material commitments for capital improvements at the three remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. As stated above, the Partnership will entertain offers to sell any or all of its three remaining facilities and, if accepted and closed, plans to liquidate in an orderly fashion.

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        QUEST HEALTH CARE FUND VII, L.P.
                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----
REPORT OF INDEPENDENT ACCOUNTANTS                                   16

BALANCE SHEETS
     as of December 31, 1995 and 1994                               17-18

STATEMENTS OF OPERATIONS
     for the years ended December 31, 1995, 1994 and 1993           19

STATEMENTS OF PARTNERS' EQUITY
     for the years ended December 31, 1995, 1994 and 1993           20

STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1995, 1994 and 1993           21-22

NOTES TO FINANCIAL STATEMENTS                                       23

SCHEDULE V - PROPERTY AND EQUIPMENT
     for the years ended December 31, 1995, 1994 and 1993           34

SCHEDULE VI - ACCUMULATED DEPRECIATION
     for the years ended December 31, 1995, 1994 and 1993           35

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
     for the years ended December 31, 1995, 1994 and 1993           36


All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners
Quest Health Care
  Fund VII, L.P.


We have audited the financial statements and financial statement schedules of Quest Health Care Fund VII, L.P. listed in the index of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Health Care Fund VII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note G to the accompanying financial statements, the Partnership decided to market for sale its operating property and equipment during 1994. Prior to that decision, in accordance with generally accepted accounting principles, the Partnership carried operating property and equipment in its consolidated financial statements at the lower of cost or estimated undiscounted future cash flows, before interest charges, on an individual property basis. As a result of this decision, the Partnership has written down its property and equipment to an estimated net realizable value as determined by management through a charge to earnings of $7,180,571 in 1994. Because of the sale of a significant portion of the Partnership's operating assets, future results of operations may differ significantly from historical results of operations. See Notes A, G, H, I and J to the accompanying financial statements.

Coopers & Lybrand LLP

Raleigh, North Carolina
April 5, 1996

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS
                           December 31, 1995 and 1994





ASSETS                                                     1995                1994
- ------                                                 -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $ 1,325,321         $ 1,469,459
  Accounts receivable, net of allowance for
    doubtful accounts of $25,000 and $262,636 in
    1995 and 1994, respectively (Note H)                   914,057           2,623,217
  Prepaid expenses                                         168,975             772,199
                                                       -----------         -----------
   Total current assets                                  2,408,353           4,864,875
                                                       -----------         -----------
PROPERTY AND EQUIPMENT,  (Notes A,C,G and H)
  Land                                                     233,770             800,577
  Buildings and improvements                             2,380,901          10,651,257
  Equipment and furnishings                                755,289           1,978,261
                                                       -----------         -----------
                                                         3,369,960          13,430,095
  Less accumulated depreciation and amortization         2,297,709           6,449,142
                                                       -----------         -----------
    Net property and equipment                           1,072,251           6,980,953
                                                       -----------         -----------
OTHER ASSETS:
  Restricted escrow and other deposits                           -             392,864
                                                       -----------         -----------
          TOTAL ASSETS                                 $ 3,480,604         $12,238,692
                                                       ===========         ===========





See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                           BALANCE SHEETS - CONTINUED
                           December 31, 1995 and 1994




                                                           1995         1994
                                                       -----------   -----------
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations
    (Note C)                                           $    14,754   $   103,468
  Trade accounts payable                                   334,994       988,831
  Accrued compensation                                     116,582       631,748
  Accrued insurance                                        103,962       399,807
  Accrued interest                                               -        41,587
  Estimated third party settlements                         26,695       287,013
  Estimated sales tax settlement (Note E)                  279,691       352,602
  Other                                                     94,036       299,643
  Payable to Quest and affiliates (Note B)                  11,992        29,176
                                                       -----------   -----------
    Total current liabilities                              982,706     3,133,875


LONG-TERM OBLIGATIONS, less current maturities
  (Note C)                                                   9,629     1,843,803
                                                       -----------   -----------
    Total liabilities                                      992,335     4,977,678
                                                       -----------   -----------

PARTNERS' EQUITY (DEFICIT):
  Limited Partners                                       2,625,675     7,403,755
  General Partner                                         (137,406)     (142,741)
                                                       -----------   -----------
    Total partners' equity                               2,488,269     7,261,014
                                                       -----------   -----------
    TOTAL LIABILITIES AND PARTNERS' EQUITY             $ 3,480,604   $12,238,692
                                                       ===========   ===========




See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1995, 1994 and 1993

                                              1995         1994         1993
                                          -----------  -----------  -----------
REVENUES:
  Operating revenue                       $11,951,586  $23,341,171  $24,067,958
  Interest income                              60,802       54,298       34,164
  Gain on sales                               548,389            -            -
                                          -----------  -----------  -----------
    Total revenues                         12,560,777   23,395,469   24,102,122
                                          -----------  -----------  -----------
EXPENSES:
  Wages and salaries                        5,517,823   10,648,385   11,318,271
  Payroll tax & employee benefits           1,025,189    2,093,889    2,204,117
  Supplies                                  1,266,143    2,233,580    2,044,318
  Other operating costs                     1,207,134    3,154,364    2,825,948
  Ancillary services                        1,216,170    1,887,981    1,710,055
  Health benefits (Note B)                    198,210      249,065      393,110
  Management fees                             618,306    1,280,662    1,342,855
  Management fees-affiliate (Note B)          113,966      191,258      179,390
  Property taxes                               82,333      163,305      170,669
  Interest                                     28,179      193,055      452,814
  Depreciation & amortization                 174,379      698,568      936,504
  Partnership administration (Note B)         579,408      630,987      434,535
  Loss on transfer of property (Note F)             -            -    1,510,559
  Loss from write down of
      properties (Notes G and H)                    -    7,180,571    3,352,459
                                          -----------  -----------  -----------
      Total expenses                       12,027,240   30,605,670   28,875,604
                                          -----------  -----------  -----------
Net income (loss) before
  extraordinary gain                      $   533,537  $(7,210,201) $(4,773,482)

 Extraordinary items
  Gain from extinguishment
    of debt (Note F)                                -            -    2,529,589
  Gain from settlement-HSG or Southmark
    payables (Note E)                               -       64,012    2,339,776
                                          -----------  -----------  -----------
Net income (loss)                         $   533,537  $(7,146,189) $    95,883
                                          ===========  ===========  ===========

Net income (loss) per limited
  partnership unit

  Income (loss) before
    extraordinary gain                    $      1.89       (25.56)      (16.92)
  Extraordinary items                               -          .23        17.26
                                          -----------  -----------  -----------
Net income (loss) per limited
  partnership unit                        $      1.89  $    (25.33) $       .34
                                          ===========  ============ ===========

Distributions paid per limited
  partnership unit                        $     19.00  $         -  $         -
                                          ===========  ============ ===========

Weighted average limited partnership
  units outstanding                           279,278      279,278      279,278
                                          ===========  ============ ===========

See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                        STATEMENTS OF PARTNERS' EQUITY
             For the Years Ended December 31, 1995, 1994 and 1993




                                                                        Total
                                               General     Limited     Partners'
                                               Partner     Partners     Equity
                                             ---------- ------------ ------------
Balance at December 31, 1992                   (72,238)  14,383,558   14,311,320

Net income                                         959       94,924       95,883
                                             ---------  -----------  -----------

Balance at December 31, 1993                   (71,279)  14,478,482   14,407,203

Net loss                                       (71,462)  (7,074,727)  (7,146,189)
                                             ---------  -----------  -----------
Balance at December 31, 1994                  (142,741)   7,403,755    7,261,014

Net income                                       5,335      528,202      533,537

Distributions                                        -   (5,306,282)  (5,306,282)
                                             ---------  -----------  -----------
Balance at December 31, 1995                 $(137,406) $ 2,625,675  $ 2,488,269
                                             =========  ===========  ===========





See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994 and 1993





                                           1995              1994             1993
                                       -----------       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from residents and
    government agencies                $ 12,361,404      $ 23,042,388     $ 23,378,254
  Cash paid to suppliers and employees  (12,117,721)      (22,326,602)     (22,188,492)
  Interest received                          60,802            54,298           34,164
  Interest paid                             (28,179)         (193,860)        (211,826)
  Real estate taxes paid                   (119,120)         (148,473)        (177,546)
                                       ------------      ------------     ------------
  Net cash provided by
    operating activities                    157,186           427,751          834,554
                                       ------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchases of property
    and equipment                           (39,434)          (68,819)        (383,175)
  Proceeds from sale of property          5,070,998            40,326                -
  Reduction of restricted escrow and other        -            71,486           85,121
  Funding of restricted accounts             (4,495)           (7,262)         (12,937)
                                       ------------      ------------     ------------
  Net cash provided by (used in)
    investing activities                  5,027,069            35,731         (310,991)
                                       ------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bond refinancing costs                          -           (55,409)               -
  Bond or loan proceeds                           -         1,830,000           19,747
  Bond paid off                                   -        (1,830,000)               -
  Principal payments on debt
    obligations                             (22,111)          (96,525)        (237,857)
  Distributions to Partners              (5,306,282)                -                -
                                       ------------      ------------     ------------
  Net cash used in
    financing activities                 (5,328,393)         (151,934)        (218,110)
                                       ------------      ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                              (144,138)          311,548          305,453
  Cash and cash equivalents at the
    beginning of the year                 1,469,459         1,157,911          852,458
                                       ------------      ------------     ------------
  Cash and cash equivalents at the
    end of the year                    $  1,325,321      $  1,469,459     $  1,157,911
                                       ============      ============     ============





See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994 and 1993

                                             1995        1994         1993
                                        -----------  -----------  -----------
RECONCILIATION OF NET INCOME (LOSS)
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES

Net income (loss)                       $   533,537  $(7,146,189) $    95,883
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization           174,379      698,568      936,504
    Gain on sale of facilities             (548,389)           -            -
    Charge off of abandoned development
      costs or deferred loan costs           92,303            -       14,000
    Loss from write down of properties            -    7,180,571    3,352,459
    Loss on transfer of property                  -        2,174    1,510,559
    Extraordinary gain from
      extinguishment of debt                      -            -   (2,529,589)
    Settlement HSG or Southmark payables          -      (64,012)  (2,339,776)
  Changes net of effect of sold or
    foreclosed facilities:
        Accounts receivable                 409,818     (300,957)    (689,704)
        Prepaid expenses and
          other current assets             (186,104)    (598,147)     (60,170)
        Accounts payable and accrued
          liabilities                      (301,174)     643,791      579,281
        Payable to Quest                    (17,184)      11,952      (34,893)
                                        -----------  -----------  -----------
Net cash provided by
  operating activities                  $   157,186  $   427,751  $   834,554
                                        ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

                                             1995         1994         1993
                                         ----------  -----------  -----------
Acquisition of equipment and vehicles
     Cost of equipment and vehicles      $        -  $         -  $   109,911
     Loan                                $        -  $         -      (99,347)
                                                                  -----------
     Cash paid                           $        -  $         -  $    10,564
                                                                  ===========

Debt assumed by purchaser in sale        $   63,300  $         -  $         -

During 1993, the Partnership abandoned a facility (See Note F). In conjunction with the abandonment, assets and liabilities were removed from the Partnership accounts as follows:

     Current Assets                                 $    425,368
     Equipment                                            22,291
     Assets in receivership                            3,292,114
     Current liabilities                              (1,280,793)
     Long-term debt                                   (3,478,010)
                                                    ------------
                                                    $ (1,019,030)
                                                    ============

See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.Organization

Quest Health Care Fund VII, L.P. (the Partnership) formerly Southmark/CRCA Health Care Fund VII, L.P., was organized on July 23, 1986, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act, to acquire and operate income-producing health care related properties.

On August 1, 1990, Quest Rescue Partners - 7, L.P. (Quest) became the general partner of the Partnership. Quest's sole general partner is Quest Rescue Partners - 7 Corp. and its sole limited partner is Quest Financial Corp.

Southmark Investment Group 86, Inc. (SIG), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation (Southmark), was the general partner of the Partnership prior to August 1, 1990.

The Partnership's primary business and only industry segment is to own, invest in, operate and ultimately dispose of health care related facilities for the benefit of its partners. The services provided at the Partnership's long-term care facilities, which are primarily located in the western United States, consist of intermediate and skilled nursing care.

The financial statements include the accounts of the Partnership and its 99% owned partnerships which hold the individual properties. All significant inter-partnership balances and transactions have been eliminated. The amount of minority interest attributable to affiliates of the General Partner is immaterial.

2. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities when purchased of three months or less.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1995, the Partnership maintained cash balances at these banks aggregating $1,211,469 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $970,000 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.

3. Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Medicaid and Medicare revenues are recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

The Partnership grants unsecured credit to the residents of its facilities. Inherent in this practice is a credit risk of non-collection. Management has provided an allowance which it believes will be sufficient to absorb all uncollectible amounts existing at December 31, 1995 and 1994, respectively.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

3. Operating Revenue continued

Accounts receivable consist primarily of amounts due from residents funded through Medicare, Medicaid, commercial insurance and private resources. Accounts receivable includes approximately 42% due from Medicare, 38% due from California Medicaid and 9% due from Idaho Medicaid.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The sources of patient revenues for years ended December 31, 1995, 1994 and 1993 are:

                                     1995        1994        1993
                                     ----        ----        ----
Medicaid                              58%         65%         65%
Private Pay                           13%         14%         14%
VA, Medicare and Other                29%         21%         21%
                                     ---         ---         ---
                                     100%        100%        100%
                                     ===         ===         ===



The significant components of accounts receivable at December 31, 1995 and 1994 are:

                                            1995       1994
                                            ----       ----
    Medicaid                                 47%        50%
    Private Pay                              10%        14%
    VA, Medicare & Other                     43%        36%
                                            ---        ---
                                            100%       100%
                                            ===        ===

Payments by both the state and federal governments are normally received within 60-90 days.


4. Property and Equipment

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of Leased Assets is included in depreciation and amortization expense. Renewals and betterment are capitalized and repairs and maintenance are charged to operations as incurred.

The Partnership recognizes an impairment loss on operating property and equipment of its long-term care facilities if it becomes probable that the carrying amount of the facility may not be recoverable through future operations. Write downs are charged to operations for the difference in the net carrying value and the estimated undiscounted future cash flows before interest charges of the facility.

Upon the determination that a facility will be abandoned, foreclosed, placed on the market for sale, or otherwise disposed of, the facility's carrying value is adjusted to the estimated net realizable value, if less than carrying value, through a charge to operations. Since impairment losses of operating property and equipment are measured against estimated undiscounted future cash flows, the proceeds from a sale of the assets could be less than the carrying value. See Note H.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

5. Income Taxes

No provision has been made in the financial statements for income taxes because under current law, no income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

6. Allocation of Net Income or Net Loss and Distributions

The Partnership Agreement provides that net income (other than net income from a sale or refinancing of Partnership property), will be allocated to the Partners in proportion to cash distributions. Net losses will be allocated 99% to the Limited Partners and 1% to the General Partner.

Net profits from a sale or refinancing of Partnership property will be allocated first to any partners in proportion to and to the extent of their negative adjusted capital accounts; then in accordance with distributions of sale proceeds, refinancing proceeds and cash from other sources.

Distributions of cash from operations are made as follows:

(a) First, to the Limited Partners until they have received distributions of cash from operations equal to a prescribed (7% through April 1, 1990, and 9% thereafter in compliance with the Quest Proxy and the Amendment to the Partnership Agreement) non-cumulative return on their invested capital; then,

(b) to the General Partner in the amount of distribution advances, if any, previously advanced; then,

(c) to the General Partner until it has received cash from operations equal to 4% of the total distributions of cash from operations; then,

(d)      96% to the Limited Partners and 4% to the General Partners.

Distributions of cash from the sale or refinancing of properties will be distributed as follows:

(a) First, to all Limited Partners until they have received distributions from all sources equal to their priority return not previously distributed through distributions of cash from operations; then,

(b) to the General Partner in the amount of distribution advances, if any, previously advanced; then,

(c) to all Limited Partners until they have received distributions of cash from property sales and refinancing and cash from other sources equal to their original capital investment; then,

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


6. Allocation of Net Income or Net Loss and Distributions continued


(d) to the General Partner until it has received distributions equal to 1% of the distributions to the Limited Partners other than in a return of the Limited Partners' original capital investment or in the payment of distribution advances to the General Partner; then,

(e)      85% to the Limited Partners and 15% to the General Partner.


7. Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding.

8. Future Operations

Distribution will be made to the limited partners after establishing adequate reserves for future operations (Note J).

9. Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the balance sheets and statements of operations. Actual results could differ from those estimates.

10. Fair Value of Financial Instruments

During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. There are no off-balance sheet financial instruments to which the Partnership is subject.

NOTE B TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments to QASLP under these contracts in 1995, 1994 and 1993 and were $113,966, $191,258, and $179,390, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE B Transactions with affiliates continued

of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $198,210, $249,065, and $393,110 was recorded under
this arrangement in 1995, 1994 and 1993, respectively.   The Trust is
administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

Partnership administration costs paid through QASLP were $579,408, $630,987, and $434,535 in 1995, 1994 and 1993, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs.

NOTE C  LONG-TERM OBLIGATIONS

A summary of the long-term obligations of the Partnership at December 31, 1995 and 1994 follows:

                                                     1995               1994
                                                  ----------          ---------
First mortgage revenue bonds, related to
Life Care Center of Church Hill (a)                        -          1,830,000

13.75% installment notes related to four
vans in 1994 and to one in 1995 collateralized
by the vehicles.  Monthly payments of principal
and interest of $398.  Notes are due
May, 1997.                                            18,267             39,092

9.5% installment notes related to five vans in
1994 and to two in 1995, collateralized by the
vehicles.  Monthly payments of principal and
interest of $998.  Notes are due August, 1997          6,116             70,311

Other                                                      -              7,868
                                                  ----------         ----------
                                                      24,383          1,947,271
Less current maturities                               14,754            103,468
                                                  ----------         ----------
Long-term portion                                 $    9,629         $1,843,803
                                                  ==========         ==========


(a) This facility was leased from The Health and Education Facilities Board of the County of Hawkins, Tennessee (Lessor), pursuant to a lease dated as of April 1, 1979, for a basic term of 30 years.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE C  LONG-TERM OBLIGATIONS (continued)


         The bonds on the Church Hill facility were reissued April 1, 1994. Among other things, the bonds were restated at the principal amount of
         $1,830,000 and a fixed rate of interest of 9.09%.   Debt service funds
         of $305,050 at December 31, 1994 are included in restricted escrow and other deposits. On February 16, 1995, the Partnership sold its interest in the Church Hill facility. The Partnership was, as of February 1995, no longer obligated by the mortgage revenue bonds referenced above.

The foregoing lease has been accounted for, at December 31, 1994, as a capital lease with the related debt recorded as a liability of the Partnership. The carrying amounts of the related assets as of December 31, 1994 are summarized as follows:


                                                           1994
                                                        -----------
         Land                                           $    85,000
         Buildings and improvements                       3,158,477
         Equipment and furnishings                          288,771
                                                        -----------
                                                          3,532,248
         Less accumulated amortization                      799,993
                                                        -----------
                                                        $ 2,732,255
                                                        ===========

As of December 31, 1995, principal maturities for the next five years for long-term debt were as follows:

                         1996           $    14,754
                         1997                 9,629
                         1998                     -
                         1999                     -
                         2000                     -
                         2001 and after           -
                                        -----------
                                        $    24,383
                                        ===========

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS



NOTE D  TAXABLE LOSS

A reconciliation between the net income (loss) for financial reporting purposes and the taxable income (loss) for income tax purposes follows:

                                                    Year Ended December 31,
                                               1995          1994            1993
                                          ------------   ------------    -----------
Financial statement net income (loss)     $    533,537   $ (7,146,189)   $    95,883
Add:
  Bad debts                                          -         61,747              -
  Write down of properties                           -      7,180,571      3,352,459
  Jobs tax credit                                    -         72,134         78,387
  Prior year expense accrual                  (369,512)       369,512              -
  Current year expense accrual                  11,203
Deduct:
  Minority interest                              2,171         (8,631)       (12,160)
  Excess of tax over book depreciation        (248,609)      (184,847)       (72,699)
  Excess of tax over book basis
  of disposed facilities                    (6,653,391)             -              -
  Bad debts                                   (121,298)             -        (73,053)
  Tax basis difference on foreclosure                -              -       (319,067)
  Other                                          2,023              -        (21,049)
                                          ------------   ------------    -----------
Taxable income (loss)                     $ (6,843,876)  $    344,297    $(3,028,701)
                                          ============   ============    ===========


NOTE E  LITIGATION

During 1993, the Partnership settled its litigation with Southmark. As a result of the settlement, the Partnership agreed to pay Southmark $60,700 and the Partnership avoided payment of $2,400,476 in amounts payable to Southmark and it affiliates. The amount of $2,339,776 was recognized as a non-cash extraordinary gain for 1993.

During the third quarter of 1994, the Partnership settled its litigation with Healthcare Services Group, Inc., with $64,012 being recognized as a non-cash extraordinary gain for 1994.

In November 1994, a default judgement was entered into against the Partnership for approximately $580,000. The Partnership filed a motion seeking relief from
the entry of default and the default judgement was set aside.   The claim
associated with the default judgement relates to a sexual harassment and wrongful termination lawsuit. The plaintiff is seeking an unspecified amount of damages. The Partnership's liability, if any, is not determinable at this time and no provision has been made in the accompanying Financial Statements. It is the opinion of management that the ultimate resolution will not have a material effect on the Partnership's financial position.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE E Litigation continued


In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for the years 1976 through 1988 under a theory of successor liability for approximately $470,000. Management of the Partnership is discussing a settlement of this matter and has recorded a provision in the Financial Statements for $352,602, at December 31, 1994. As a result of selling certain facility interests in 1995, this successor liability was reduced to $373,000 and reserves reduced to $279,691. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position. No legal actions, other than ordinary routine litigation incidental to business, were filed against the Partnership. There has been no change in the status of on-going litigation during the fourth quarter of 1995.


NOTE F ASSETS HELD IN RECEIVERSHIP AND FORECLOSURE GAIN

Due to deficits from operations, debt service payments on Valley Care Center were stopped by the prior general partner in January 1990. On May 1, 1990, a receiver was appointed to operate the facility. Valley Care Center filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in May 1991. The Plan of Reorganization which had been filed by the Partnership in United States Bankruptcy Court, District of Idaho, was determined to be not confirmable by the judge in the case. Rather than expend additional Partnership assets pursuing the case in this venue, the Partnership chose to allow the case to be dismissed. It was management's belief that the cost of continuing litigation in state court would have rapidly exceeded the economic value of the equity in the property. Therefore, the foreclosure proceeding was not contested and the property was abandoned by the Partnership in September of 1993. An allowance of $162,725 was provided in 1989 to reduce the carrying value of the property to its net realizable value. An additional loss of $1,510,559 was recognized in 1993 to write the carrying value of the property to its fair value. As the adjusted carrying value of the property was less than the debt extinguished, the Partnership realized an extraordinary gain of $2,529,589 upon the debt extinguishment. The debt on the facility was non-recourse and thus there will be no impact on future operations.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE F ASSETS HELD IN RECEIVERSHIP AND FORECLOSURE GAIN  continued

The amounts are determined as follows:

Estimated fair value of property                   $ 1,805,000
Carrying value of property, exclusive
  of allowance                                      (3,478,284)
Loss from foreclosure                               (1,673,284)
Less loss provided in 1989                             162,725
Loss recognized in 1993                            $(1,510,559)
                                                   ===========

Amount of mortgage and accrued interest
  extinguished                                     $ 4,334,589
Estimated fair value of properties
  (adjusted carrying value)                         (1,805,000)
                                                   -----------
Extraordinary gain from extinguishment
  of debt                                          $ 2,529,589
                                                   ===========


The condensed financial information related to the foreclosed property is as follows:

For the year ended December 31,       1993
                                  -----------
         Revenue                  $ 1,682,503
                                  ===========
         Operating expenses       $ 1,946,321
                                  ===========


NOTE G IMPAIRMENT LOSS

Fourth quarter results for 1993 include a non-cash charge related to property and equipment write down for the Valley Convalescent, Port Angeles and Mountain View facilities in the amount of $1,010,581, $1,186,779 and $1,155,099, respectively. These write downs resulted from the Partnership's reassessment of projected undiscounted future cash flows over the life of the property in light of the economic and regulatory environment in which these facilities operate and the related impact on future estimated revenue and expense levels. In the case of Mountain View only, the carrying value, after the before mentioned writedown, approximates estimated net realizable value.

During 1994, the Partnership filed preliminary proxy materials with the Securities and Exchange Commission (the "SEC") describing a proposed sale of its interests in its eight facilities and related operating assets including working capital (collectively, the "Partnership Interests"), to an affiliate of the General Partner. In December 1994, it became apparent the proxy could not be completed on a timely basis and all negotiations with the affiliate were terminated. Subsequently, the preliminary proxy materials were withdrawn from the SEC review process.

As set forth in the preliminary proxy materials, should the preliminary proxy not be completed, it was the Partnerships intent to sell its assets to generate cash proceeds for distribution to the limited partners. Accordingly, consistent with the Partnership's accounting policy as described in Note A, the Partnership reflected the property and equipment as of December 31, 1994 at the lower of cost

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE G IMPAIRMENT LOSS continued

(as previously adjusted for writedowns if applicable) or estimated net realizable value, determined on an individual nursing home basis.

At December 31, 1994, in accordance with the Partnership's accounting policy, described in Note A, additional writedowns of $762,797 and $1,518,905 were applied to Valley Living Center and Valley Convalescent Center, respectively, to recognize estimated net realizable value as determined by management of the Partnership. The remaining facilities were also adjusted to estimated net realizable value, except the Church Hill facility which was sold for a gain, of $200,446 (Note H).

NOTE H SALE OF FACILITIES

In February 1995, the Partnership sold its partnership interest in one facility to an unaffiliated third party and recognized a gain of $200,446. The Partnership was relieved of the mortgage obligations secured by the facility of $1,830,000, received cash of $1,700,000 and was relieved of any obligations relating to Medicaid or Medicare settlements, audit adjustments and prior reimbursement recapture by Medicare.

In addition the Partnership sold its interests in four of its facilities in 1995 to a different unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $4,898,869 at December 31, 1994 and recognized a gain of $347,943 upon closing of the sale on April 30, 1995. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain agreed upon procedures. Total cash received by the Partnership was $3,370,998, and the purchaser assumed debt related to equipment of approximately $63,000.

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities. Distributions of $2,792,780 or $10/unit were made to the limited partners in March of 1995 and $2,513,502 or $9/unit were made in June 1995.

NOTE I PRO FORMA INFORMATION (UNAUDITED)

Due to the impact of the Partnership selling its interests in five of its facilities during 1995, historical results of operations may not be indicative of future results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described occurred as of January 1, 1995.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE I PRO FORMA INFORMATION continued

described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the effects of the sales, described in Note H have been made.


                                     PRO FORMA CONDENSED STATEMENT OF
                                           OPERATIONS (B) For the Year Ended
                                           December 31, 1995
                           (Unaudited in thousands)

                                  Historical                Adjustments               Pro Forma
                                  ----------             --------------               ---------
Revenues:                         $  12,012              $  (5,300)  (A)              $   6,712

Expenses:
 Wages and salaries               $   5,518              $  (2,537)  (A)              $   2,981
 Operating expenses                   4,913                 (2,140)  (A)                  2,773
 Management fees                        618                   (287)  (A)                    331
 Management fees-affiliate              114                    (48)  (A)                     66
 Property taxes and interest            111                    (52)  (A)                     59
 Depreciation and amortization          174                    (92)  (A)                     82
 Partnership administration             579                                                 579
                                  ---------              ---------                    ---------
                                     12,027                 (5,156)                       6,871
                                  ---------              ---------                    ---------
Net income (loss) (B)             $     (15)             $     144                    $    (159)
                                  =========              =========                    =========



(A) The pro forma adjustments remove the revenues and expenses directly related to the five nursing homes sold.

(B) The historical statement of operations for the period ended December 31, 1995 includes a gain of $548, in thousands, from the sale of five facilities. This amount is not included in the above pro forma condensed statement of operations due to the non recurring nature.


NOTE J GOING CONCERN

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The sale of the Partnership's interests in five nursing homes and possible future sales of any or all of its remaining facilities will have an effect on cash flow from operations in the future.

Management of the Partnership believes that successful control of facility and Partnership expenses and establishing adequate reserves from the sales of facilities should enable the Partnership to meet its obligations and upon the final sale of its assets, liquidate in an orderly fashion.

NOTE K

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses, as discussed in Notes G and H, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                        QUEST HEALTH CARE FUND VII, L.P.
                      SCHEDULE V - PROPERTY AND EQUIPMENT
             For the Years Ended December 31, 1995, 1994 and 1993


                           Balance at
                           Beginning         Additions                           Write           Balance at
Classification             of Year            at Cost        Retirements         Downs           End of Year
- --------------             ----------      -----------       -----------      -----------       ------------
FOR THE YEAR ENDED
  DECEMBER 31, 1995

    Land                  $   800,577      $        -      $   (566,807)      $         -       $   233,770
    Buildings and
      improvements         10,651,257           6,153        (8,276,509)                -         2,380,901
    Equipment and
      furnishings           1,978,261          33,281        (1,256,253)                -           755,289
                          -----------      ----------      ------------       -----------       -----------
                          $13,430,095      $   39,434      $(10,099,569)      $         -       $ 3,369,960
                          ===========      ==========      ============       ===========       ===========



FOR THE YEAR ENDED
  DECEMBER 31, 1994

    Land                  $   808,746      $        -      $     (8,169)      $         -       $   800,577
    Buildings and
      improvements         17,439,933           2,302           (42,330)       (6,748,648)       10,651,257
    Equipment and
      furnishings           1,909,386          68,875                 -                 -         1,978,261
                          -----------      ----------      ------------       -----------       -----------
                          $20,158,065      $   71,177      $    (50,499)      $(6,748,648)      $13,430,095
                          ===========      ==========      ============       ===========       ===========


FOR THE YEAR ENDED
  DECEMBER 31, 1993

    Land                  $   783,541      $   25,205      $          -       $         -       $   808,746
    Buildings and
      improvements         20,568,167         148,380                 -        (3,276,614)       17,439,933
    Equipment and
      furnishings           1,698,585         308,937           (22,291)          (75,845)        1,909,386
                          -----------      ----------      ------------       -----------       -----------
                          $23,050,293      $  482,522      $    (22,291)      $(3,352,459)      $20,158,065
                          ===========      ==========      ============       ===========       ===========

                       QUEST HEALTH CARE FUND VII, L.P.
                    SCHEDULE VI - ACCUMULATED DEPRECIATION
             For the Years Ended December 31, 1995, 1994 and 1993




                                                 Additions
                                Balance at       Charged to
                                Beginning        Costs and                            Other         Balance at
Classification                  of Year          Expenses         Retirements        Changes        End of Year
- --------------                  ----------       ----------       -----------        -------        -----------
FOR THE YEAR ENDED
  DECEMBER 31, 1995
    Buildings and
      improvements             $ 4,896,215      $   109,954       $(3,376,810)      $        -      $ 1,629,359
    Equipment and
      furnishings                1,552,927           63,921          (948,498)               -          668,350
                               -----------      -----------       -----------       ----------      -----------
                               $ 6,449,142      $   173,875       $(4,325,308)      $        -      $ 2,297,709
                               ===========      ===========       ===========       ==========      ===========

FOR THE YEAR ENDED
  DECEMBER 31, 1994
    Buildings and
      improvements             $ 4,360,229      $   543,985       $    (7,999)      $        -      $ 4,896,215
    Equipment and
      furnishings                1,400,807          152,120                 -                -        1,552,927
                               -----------      -----------       -----------       ----------      -----------
                               $ 5,761,036      $   696,105       $    (7,999)      $        -      $ 6,449,142
                               ===========      ===========       ===========       ==========      ===========

FOR THE YEAR ENDED
  DECEMBER 31, 1993
    Buildings and
      improvements             $ 3,661,159      $   699,070       $         -       $        -      $ 4,360,229
    Equipment and
      furnishings                1,276,134          124,673                 -                -        1,400,807
                               -----------      -----------       -----------       ----------      -----------
                               $ 4,937,293      $   823,743       $         -       $        -      $ 5,761,036
                               ===========      ===========       ===========       ==========      ===========

                       QUEST HEALTH CARE FUND VII, L.P.
                   SCHEDULE VIII - VALUATION AND QUALIFYING
                  ACCOUNTS For the Years Ended December 31,
                             1995, 1994 and 1993




                                           Additions       Receivables     Write-off of
                          Balance at       Charged to        Charged        Allowance
                          Beginning        Costs and         Against         for Sold         Balance at
Description               of Period        Expenses         Allowances      Facilities       End of Period
- -----------               ----------       ----------      -----------     ------------      -------------
Year ended December 31, 1995

Allowance for
  doubtful accounts       $ 262,636        $   17,265       $  (53,570)      $(201,331)       $   25,000
                          =========        ==========       ==========       =========        ==========


Year ended December 31, 1994

Allowance for
  doubtful accounts       $ 246,153        $  103,387       $  (86,904)      $       -        $  262,636
                          =========        ==========       ==========       =========        ==========


Year ended December 31, 1993

Allowance for
  doubtful accounts       $ 273,942        $   62,881       $  (90,670)      $       -        $  246,153
                          =========        ==========       ==========       =========        ==========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership has had no disagreement with its accountants on accounting or financial issues during the past three years.


                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. Quest became the general partner of the Partnership on August 1, 1990. The general partner of Quest is Quest Rescue Partners - 7 Corp. The principal officers and directors of the general partner of Quest are as follows:


                                           Other Principal Occupations and Other
Name and Position            Age           Directorships During the Past 5 Years
- -----------------            ---           -------------------------------------
Stuart C. Berry              42
  Chairman
    Executive Vice-President               Chairman of Quest Financial Corp. and the Quest Affiliates, and has been since their inception in 1989.  Mr. Berry received a B.S. degree in Finance from
                                           Babson College, Wellesley, Massachusetts in l976.


Michael G. Hunter            38
  President & Director                     President of Quest Financial Corp. and the Quest Affiliates.  From 1988 and
                                           prior to starting Quest, Mr. Hunter was Senior Vice President and Chief
                                           Financial Officer of Healthcare Concepts, Inc., Atlanta, Georgia, a consulting and investment advisor to long term care providers, lenders and capital markets from 1985 to 1988, Mr. Hunter was employed by Southmark Public
                                           Syndications, Inc.  Mr. Hunter received a B.S. degree in Finance from the
                                           University of Arkansas in 1982.  He is both a general securities principal and a financial operations principal.

ITEM 11  EXECUTIVE COMPENSATION

None of the executive officers of the general partner of Quest receive any direct remuneration from the Partnership. Quest is not compensated directly for its services as General Partner of the Partnership. See Item 13 for further discussion of compensation paid to affiliates of SIG and Quest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security ownership of certain beneficial owners.

         No person or groups, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Units.

(B)      Security ownership of management.

         The wife of the President of the General Partner owns 50 units of the Registrant. No officer or director of the corporate general partner of Quest possesses a right to acquire beneficial ownership of any Units.

         Quest is entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 6, Note A.)

(C)      Change in control.

         There exists no arrangement known to the Partnership, the operation of which may at a subsequent date, result in a change in control of the Partnership.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



(A) and (B) Affiliates of the General Partner in accordance with the terms of the Agreement may receive compensation for services rendered to the Partnership.

The independent management companies engaged by the Partnership receive a management fee of 5% of gross operating revenues. Quest Administrative Services, L.P., an affiliate of Quest, receives a fee of 1% of gross operating revenues for providing certain management services. These fees are proscribed in the Partnership Agreement and the structure permits a rapid and efficient method of termination of a facility manager, should the need ever arise. Total payments to QASLP under this agreement in 1995 were $113,966. Quest created an employee benefit trust in compliance with the guidelines promulgated by VEBA and ERISA. Approximately $198,210 was recorded under this arrangement in 1995. The trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest. See Note B to the accompanying consolidated financial statements appearing in Item 8.

(C)      No management persons are indebted to the Partnership.

(D)      There have been no significant transactions with promoters.

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(A)      The following documents are filed as a part of this report:

         1.      Consolidated Financial Statements:

                 Report of Independent Accountants

                 Consolidated Balance Sheets as of December 31, 1995 and 1994

                 Consolidated Statements of Operations
                   for the Years Ended December 31, 1995, 1994 and 1993

                  Consolidated Statements of Partners' Equity
                   for the Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows
                   for the Years Ended December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules

                 Schedules V - Property and Equipment
                   for the Years Ended December 31, 1995, 1994 and 1993

                 Schedule VI - Accumulated Depreciation
                   for the Years Ended December 31, 1995, 1994 and 1993

                 Schedule VIII - Valuation and Qualifying Accounts
                   for the Years Ended December 31, 1995, 1994 and 1993



Other schedules are omitted since they are not required, are not applicable or the financial information required is included in the consolidated financial statements or notes thereto.


         3.  Exhibits

         The following exhibits are filed or incorporated by reference and are an integral part of this Form 10-K.

       Exhibit Number     Document Description
       --------------     --------------------
            2             Agreement of Purchase and Sale between persons and entities set forth on Exhibit A, attached thereto, and Southmark Corporation dated as of April 1, 1987, incorporated by reference to Form
                          8-K dated June 30, 1987.

            2             Assignment of Purchase and Sale Agreement between Southmark Corporation and the Limited
                          Partnerships set out on Exhibit A, attached thereto, dated June 30, 1987 incorporated by reference to Form 8-K dated June 30, 1987.

             2            Agreement for the Purchase and Sale of General Partner and Limited Partner Interest by and
                          among Southmark Consolidated Resources Corporation of America, Rogersville Associates Limited
                          Partnership and Southmark/CRCA Health Care Fund VII, L.P. dated June 1, 1988 incorporated by reference to Form 8-K dated June 30, 1987.

             2            Agreement for the Purchase and Sale of General Partner and Limited Partner Interest by and
                          among Southmark Consolidated Resources Corporation of America, Church Hill Limited Partnership
                          and Southmark/CRCA Health Care Fund VII, L.P. dated June 1, 1988 incorporated by reference to
                          Form 8-K dated June 30, 1987.

             3            Agreement of Limited Partnership of Southmark/CRCA Health Care Fund VII, L.P., incorporated by reference to Form S-1, Page A-1, File No. 33-7443

            3             Amendment to Agreement of Limited Partnership of Southmark/CRCA Health care Fund VII, L.P., dated August 1, 1990.

            3             Second Amendment to Agreement of Limited Partnership of Southmark/CRCA Health Care Fund VII,
                          L.P., dated August 1, 1990.

            3             Form of Fourth Amendment to Agreement of Limited Partnership Southmark/CRCA Health Care Fund
                          VII, L.P., dated June 1, 1992.

            10            Health Care Center Consultant and Management Services Agreement between National Heritage
                          Management, Inc. and Nampa Canyon associates Limited Partnership d/b/a Midland Care Center incorporated by reference to amended form 10-K fiscal year ended December 31, 1988.

            10            Agreement for laundry and housekeeping services between American Services Company and Port
                          Angeles Associates, L.P. d/b/a Port Angeles Care Center incorporated by reference to amended form 10-K for fiscal year ended December 31, 1988.

            10            Nursing Home Management Agreement between Southmark/CRCA Health Care Fund VII, L.P. and LTCS,
                          L.P. d/b/a VHA Long Term Care dated January 14, 1991, effective November 28, 1989.

             10           Form of Amendment, effective March 1, 1992, to the
                          Nursing Home Management Agreement between
                          Southmark/CRCA Health Care Fund VII, L.P. and LTCS,
                          L. P. dba VHA Long Term Care.

             10 Assignment of Limited Partnership Interest Agreement for the Church Hill facility between Quest Health
                          Care Fund VII, L.P. and International Health Corp.
                          Contract for sale of four facilities between Quest
                          Health Care Fund VII, L.P. and Millenium Foundation,
                          Inc.

             22           List of majority owned partnerships.

             27           Financial Data Schedule (for SEC use only)



(B)      Reports on Form 8-K:


                 None during the fourth quarter of 1995.


(C) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  QUEST HEALTH CARE
                                  FUND VII, L.P.

                                  By:  QUEST RESCUE PARTNERS - 7, L.P.
                                       General Partner

                                  By:  QUEST RESCUE PARTNERS - 7 CORP,
                                       General Partner


Date:  April 12, 1996             By:/s/ Stuart C. Berry
     ----------------                --------------------
                                      Stuart C. Berry
                                      Executive Vice-President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  April 12, 1996             /s/ Stuart C. Berry
     ----------------             --------------------------------
                                  Stuart C. Berry
                                  Chairman, Executive Vice-President
                                  and Chief Financial Officer of the General
                                  Partner of the General Partner.


Date:  April 12, 1996             /s/ Michael G. Hunter
     ----------------             --------------------------------
                                  Michael G. Hunter
                                  President and Director of the General Partner
                                  of the General Partner.