Form 10-Q
QUEST HEALTH CARE FUND VII LP
filed 1996-05-20
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    March  31, 1996
                                           -------------------------------------

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


          1117 Perimeter Center West  E-210     Atlanta, GA      30338
--------------------------------------------------------------------------------
            (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code       (770) 671-1014
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

                        PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                    ASSETS

                                                                                March 31,         December 31,
                                                                              ------------        ------------
                                                                                  1996                1995
                                                                              ------------        ------------
CURRENT ASSETS
   Cash and cash equivalents                                                   $1,194,073          $1,325,321
   Accounts receivable, net of allowance
      for doubtful accounts of $30,459 and
      $25,000 at March 31, 1996 and
      December 31, 1995, respectively                                           1,042,711             914,057
   Prepaid expenses                                                               109,595             168,975
                                                                               ----------          ----------
         Total current assets                                                   2,346,379           2,408,353
                                                                               ----------          ----------
PROPERTY AND EQUIPMENT, at cost
   Land                                                                           233,770             233,770
   Buildings and improvements                                                   2,385,031           2,380,901
   Equipment and furnishings                                                      760,352             755,289
                                                                               ----------          ----------
                                                                                3,379,153           3,369,960
   Less accumulated depreciation and amortization                               2,318,530           2,297,709
                                                                               ----------          ----------
         Net property and equipment                                             1,060,623           1,072,251
                                                                               ----------          ----------
TOTAL ASSETS                                                                   $3,407,002          $3,480,604
                                                                               ==========          ==========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                                BALANCE SHEETS



                       LIABILITIES AND PARTNERS' EQUITY


                                                                           March 31,          December 31,
                                                                          -----------         ------------
                                                                             1996                 1995
                                                                          -----------         ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                   $    15,268          $    14,754
   Trade accounts payable                                                     360,400              334,994
   Accrued compensation                                                       190,315              116,582
   Accrued insurance                                                           41,858              103,962
   Estimated third party settlements                                           30,459               26,695
   Estimated sales tax settlement (Note 4)                                    279,691              279,691
   Other                                                                       95,571               94,036
   Payable to Quest and affiliates                                             10,572               11,992
                                                                          -----------          -----------
         Total current liabilities                                          1,024,134              982,706

LONG-TERM DEBT, less current maturities                                         5,786                9,629
                                                                          -----------          -----------
         Total liabilities                                                  1,029,920              992,335
                                                                          -----------          -----------
PARTNERS' EQUITY
   Limited Partners                                                         2,488,269            2,625,675
   General Partner                                                           (111,187)            (137,406)
                                                                          -----------          -----------
        Total partners' equity                                              2,377,082            2,488,269
                                                                          -----------          -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 3,407,002          $ 3,480,604
                                                                          ===========          ===========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS



                                                                                 For the
                                                                            Three Months Ended
                                                                                 March 31,
                                                                      -----------------------------
                                                                        1996                1995
                                                                      --------           ----------
REVENUES:
   Operating revenue                                                  $1,732,850         $5,807,793
   Interest income                                                        11,443             20,717
   Gain from sale                                                              -            200,446
                                                                      ----------         ----------
Total revenues                                                         1,744,293          6,028,956
                                                                      ----------         ----------
EXPENSES:
   Wages & salaries                                                      808,095          2,539,278
   Payroll tax & employee benefits                                       158,456            583,762
   Supplies                                                              236,323            547,929
   Other operating expenses                                              132,862            607,436
   Ancillary services                                                    272,250            489,551
   Health benefits                                                        39,190            100,190
   Management fees                                                        88,755            304,573
   Management fees-affiliate                                              17,757             52,452
   Property taxes                                                         15,895             35,572
   Interest                                                                  737             24,978
   Depreciation and amortization                                          20,821            100,516
   Partnership administration                                             64,339            181,696
                                                                      ----------         ----------
Total expenses                                                         1,855,480          5,567,933
                                                                      ----------         ----------
NET INCOME (LOSS)                                                     $ (111,187)        $  461,023
                                                                      ==========         ==========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                                    $     (.39)        $     1.63
                                                                      ==========         ==========
Weighted average limited partnership
   units outstanding                                                     279,278            279,278
                                                                      ==========         ==========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                        STATEMENTS OF PARTNERS' EQUITY





                                                                                           Total
                                                  General            Limited              Partners'
                                                  Partner            Partners              Equity
                                                 ---------          -----------         -----------


Balance at December 31, 1994                     $(142,741)         $ 7,403,755         $ 7,261,014

Net income                                           4,610              456,413             461,023

Distributions                                            -           (2,792,780)         (2,792,780)
                                                 ---------          -----------         -----------
Balance at March 31, 1995                        $(138,131)         $ 5,067,388         $ 4,929,257
                                                 =========          ===========         ===========

Balance at December 31, 1995                     $(137,406)         $ 2,625,675         $ 2,488,269

Net income                                          (1,112)            (110,075)           (111,187)
                                                 ---------          -----------         -----------
Balance at March 31, 1996                        $(138,518)         $ 2,515,600         $ 2,377,082
                                                 =========          ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                           STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                               March 31,
                                                                   -------------------------------
                                                                      1996                1995
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 1,604,196         $ 6,089,163
   Cash paid to suppliers and
      employees                                                     (1,691,354)         (5,199,847)
   Interest received                                                    11,443              20,717
   Interest paid                                                          (737)            (66,565)
   Property taxes paid                                                 (42,274)            (48,980)
                                                                   -----------         -----------
Net cash provided by (used in) operating activities                   (118,726)            794,488
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facility                                            -           1,700,000
   Payment for purchases of property
      and equipment                                                    (9,193)             (22,347)
   Funding of restricted accounts                                            -              (4,495)
                                                                   -----------         -----------
Net cash provided by (used in) investing activities                     (9,193)          1,673,158
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                                 (3,329)             (9,727)
   Distributions to partners                                                 -          (2,792,780)
                                                                   -----------         -----------
Net cash used in financing activities                                   (3,329)         (2,802,507)
                                                                   -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (131,248)            (334,861)

Cash and cash equivalents at beginning of
   period                                                            1,325,321           1,469,459
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $ 1,194,073         $ 1,134,598
                                                                   ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                           STATEMENTS OF CASH FLOWS




                                                                          Three Months Ended
                                                                               March 31,
                                                                    ------------------------------
                                                                       1996                1995
                                                                    ----------          ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

   Net income (loss)                                                $ (111,187)         $  461,023

   Adjustments to reconcile net income
      (loss) to net cash provided by
         (used in) operating activities:

           Depreciation and amortization                                20,821             100,516
           Gain on sale of facility                                          -            (200,446)

   Changes net of effect of sold facilities:

           Accounts receivable                                        (128,654)            281,370

           Other current assets                                         59,380             177,102

           Accounts payable and accrued
              liabilities                                               42,334             (52,105)

           Payable to Quest and affiliates                              (1,420)             27,028
                                                                    ----------          ----------
Net cash provided by (used in)
  operating activities                                              $ (118,726)         $  794,488
                                                                    ==========          ==========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                        NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

NOTE 2 CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities when purchased of three months or less.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1996, the Partnership maintained cash balances at these banks aggregating $1,082,937 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $1,005,100 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.

NOTE 3 TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments to QASLP under these contracts for the periods ending March 31, 1996 and 1995 were $17,757 and $52,452, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $39,190 and $100,190 was recorded under this
arrangement for the periods ending March 31, 1996 and 1995, respectively.   The
Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

Partnership administration costs paid through QASLP were $64,339 and $181,696 for the periods ending March 31, 1996 and 1995, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs.

                       QUEST HEALTH CARE FUND VII, L.P.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4  LITIGATION

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

There has been no change in the status of on-going litigation during the first quarter of 1996.


NOTE 5 SALE OF FACILITIES

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

                       QUEST HEALTH CARE FUND VII, L.P.
                        NOTES TO FINANCIAL STATEMENTS



NOTE 6 PRO FORMA INFORMATION (UNAUDITED)

Due to the impact of the Partnership selling its interests in five of its facilities during 1995, historical results of operations may not be indicative of future results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described occurred as of January 1, 1995.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the affects of the sales have been made.



               PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                     For the Quarter Ended March 31, 1995
                           (Unaudited in thousands)

                                               Historical                Adjustments                Pro Forma
Revenues:                                      $   5,829                $  (4,145) (A)              $   1,684
                                               ---------                ---------                   ---------
Expenses:
 Wages and salaries                            $   2,539                $  (1,811) (A)              $     728
 Operating expenses                                2,326                   (1,606) (A)                    720
 Management fees                                     305                     (220) (A)                     85
 Management fees-affiliate                            52                      (36) (A)                     16
 Property taxes and interest                          63                      (47) (A)                     16
 Depreciation and amortization                       101                      (80) (A)                     21
 Partnership administration                          182                                                  182
                                               ---------                ---------                   ---------
                                                   5,568                   (3,800)                      1,768
                                               ---------                ---------                   ---------
Net income (loss) (B)                          $     261                $    (345)                  $     (84)
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


NOTE 7 GOING CONCERN

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

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS




NOTE 7 GOING CONCERN continued

Management of the Partnership believes that successful control of facility and Partnership expenses and establishing adequate reserves from the sales of facilities should enable the Partnership to meet its obligations and upon the final sale of its assets, liquidate in an orderly fashion.

NOTE 8 ACCOUNTING POLICIES

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has already recognized impairment losses effectively adjusting the carrying value of its long-lived assets, as of December 31, 1994, to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

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

Neither the General Partner nor its affiliates received any remuneration nor distributions from the sale of facilites.

Revenues:

Revenues for the first quarter of 1996 decreased $4,074,943 when compared to the first quarter in 1995. On a pro forma basis, removing the effect of the sold facilities, revenues increased $60,256 over the comparable period in 1995. This increase is the result of improved occupancy and Medicare utilization.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at March 31, 1996 and December 31, 1995 are:

                                                       1996                      1995
                                                       ----                      ----
Medicaid                                                48%                       47%
Private Pay                                             10%                       10%
VA, Medicare and Other                                  42%                       43%
                                                       ---                       ---
                                                       100%                      100%
                                                       ===                       ===

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended March 31, 1996 and 1995 are:


                                                       1996                      1995
                                                       ----                      ----
Medicaid                                                47%                       62%
Private Pay                                             11%                       13%
VA, Medicare and Other                                  42%                       25%
                                                       ---                       ---
                                                       100%                      100%
                                                       ===                       ===

Expenses:

Expenses for the first quarter of 1996 decreased $3,712,453 when compared to the first quarter of 1995. On a pro forma basis, eliminating the effect of the sold facilities and partnership administration costs, expenses at the facilities increased $204,028. These increases are attributable to payroll increases and increased ancillary and supplies utilization. Salary increases were driven by market forces and a result of publication by the government of final rules relating to OBRA 1987.

Valley Convalescent located in California has improved census and Medicare utilization as a result, higher revenue was achieved despite the fact that the State of California did not increase reimbursement at all in 1995. In 1996, for the third year in a row, California has indicated it will not increase reimbursement rates for Medicaid despite normal expense inflation in operations. In addition, Valley Convalescent received a $48,000 worker's compensation insurance dividend as well as a $48,000 prior year revenue adjustment during the first quarter of 1995. No similar revenue was recognized during the same period in 1996. Given these factors, the facility can expect to experience a continued decline in operating margins throughout 1996, as compared to 1995. The facilities dependence on Medicare increases the sensitivity of the facility to changes instituted by Congress. Rate freezes, block grants and reduced funding all suggest caution in the Partnership's expectations for this facility as well as the others. Despite market uncertainties, every effort will be made by management of the Partnership to maximize facility values for sale. Valley Living, in Idaho, has improved census and controlled expenses and currently generates positive cash flow. Mountain View continues to suffer the consequence of the new facility in town. The facility has operated at basically break even while management of the Partnership attempts to re-market the home.

Neither the general partner nor its affiliates will receive any remuneration or distributions of sales proceeds.

Liquidity and Capital Resources:

At March 31, 1996, the Partnership held cash and cash equivalents of $1,194,073. This is a decrease of $131,248 since December 31, 1995. This is due primarily to cash used in operating activities. There are no major capital improvements planned at the remaining facilities.

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

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the HCFA implemented a freeze on Medicare reimbursement, which remains in affect today, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level have been significantly reduced, activities at the state level continue and are encouraged by HCFA. In 1995 the latest idea appears to be "block grants" to the states. What this means to nursing facilities cannot currently be determined by management of the Partnership.

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


                          PART II.  OTHER INFORMATION

ITEMS 1-5.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

    27 - Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K.

    None during the first quarter of 1996.

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


                                           QUEST HEALTH CARE
                                           FUND VII, L.P.
                                           (Registrant)


                                           By: QUEST RESCUE PARTNERS - 7, L.P.
                                               General Partner

                                           By: QUEST RESCUE PARTNERS - 7 Corp.


Date: May 17, 1996                         By: /s/ Stuart C. Berry
      ------------                             -------------------------------
                                               Executive Vice-President/CFO

                                           By: /s/ Michael G. Hunter
                                               -------------------------------
                                               President