Form 10-Q
period 1996-06-30
QUEST HEALTH CARE FUND VII LP
filed 1996-08-19
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended          June 30, 1996
                                         -------------------------------------

                                       OR


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                           --------------   ------------------

            Commission file number   0-15693
                                  ---------------


                        QUEST HEALTH CARE FUND VII, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   58-1697905
- -------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)



       1117 Perimeter Center West  Suite E-210  Atlanta, GA 30338
- ------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip code)



Registrant's telephone number, including area code       (770) 671-1014
                                                  ----------------------------

          Formerly: Southmark/CRCA Health Care Fund VII, L.P.
- ------------------------------------------------------------------------------

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

                         PART I. FINANCIAL INFORMATION





ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                              June 30,         December 31,
                                                                           ------------        ------------
                                                                               1996                1995
                                                                           ------------        ------------
CURRENT ASSETS
   Cash and cash equivalents                                               $   778,595          $ 1,325,321
   Accounts receivable, net of allowance
      for doubtful accounts of $37,843 and
      $ 25,000 at June 30, 1996 and
      December 31, 1995, respectively                                        1,406,434              914,057
   Prepaid expenses                                                             48,934              168,975
                                                                            ----------           ----------

         Total current assets                                                2,233,963            2,408,353
                                                                            ----------           ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                        233,770              233,770
   Buildings and improvements                                                2,388,741            2,380,901
   Equipment and furnishings                                                   766,917              755,289
                                                                            ----------            ---------
                                                                             3,389,428            3,369,960
   Less accumulated depreciation and amortization                            2,337,610            2,297,709
                                                                            ----------           ----------

         Net property and equipment                                          1,051,818            1,072,251
                                                                            ----------           ----------

OTHER ASSETS
   Restricted escrow and other deposits                                              -                    -
                                                                            ----------           ----------

TOTAL ASSETS                                                               $ 3,285,781          $ 3,480,604
                                                                            ==========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS




                        LIABILITIES AND PARTNERS' EQUITY





                                                                           June 30,         December 31,
                                                                       -------------        ------------
                                                                            1996                1995
                                                                       -------------        ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                $    15,414          $    14,754
   Trade accounts payable                                                  354,953              334,994
   Accrued compensation                                                    235,148              116,582
   Accrued insurance                                                             -              103,962
   Estimated third party settlements                                             -               26,695
   Estimated sales tax settlement (Note 4)                                 279,691              279,691
   Other                                                                    83,365               94,036
   Payable to Quest and affiliates                                          31,075               11,992
                                                                        ----------           ----------

         Total current liabilities                                         999,646              982,706



LONG-TERM DEBT, less current maturities                                      1,972                9,629
                                                                        ----------           ----------

         Total liabilities                                               1,001,618              992,335
                                                                        ----------           ----------

PARTNERS' EQUITY
   Limited Partners                                                      2,423,610            2,625,675
   General Partner                                                        (139,447)            (137,406)
                                                                        ----------           ----------

        Total partners' equity                                           2,284,163            2,488,269
                                                                        ----------           ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $ 3,285,781          $ 3,480,604
                                                                        ==========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS





                                                             For the                               For the
                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                      ----------------------                --------------------
                                                      1996              1995               1996             1995
                                                    --------          --------           --------         --------
REVENUES:
   Operating revenue                                $1,789,717        $2,829,865        $ 3,522,567       $ 8,637,658
   Interest income                                       7,290            10,330             18,733            31,047
   Gain on sales                                             -           347,943                  -           548,389
                                                     ---------         ---------          ---------         ---------

         Total revenues                              1,797,007         3,188,138          3,541,300         9,217,094
                                                     ---------         ---------         ----------        ----------

EXPENSES:
   Wages & salaries                                    831,491         1,451,564          1,639,586         3,990,842
   Payroll tax & employee benefits                     150,428           281,193            308,884           864,955
   Supplies                                            234,022           297,283            470,345           845,212
   Other operating expenses                            154,269           367,046            287,131           974,482
   Ancillary services                                  254,375           304,988            526,625           794,539
   Health benefits                                      35,300            47,665             74,490           147,855
   Management fees                                      89,153           148,211            177,908           452,784
   Management fees-affiliate                            17,966            28,410             35,723            80,862
   Property taxes                                       15,263            22,791             31,158            58,363
   Interest                                                678             1,501              1,415            26,479
   Depreciation and amortization                        19,080            32,468             39,901           132,984
   Partnership administration                           87,901           243,757            152,240           425,453
                                                     ---------         ---------          ---------         ---------


         Total expenses                              1,889,926         3,226,877          3,745,406         8,794,810
                                                     ---------         ---------         ----------        ----------

Net income (loss)                                   $  (92,919)       $  (38,739)        $ (204,106)       $  422,284
                                                     =========         =========          =========         =========


Net income (loss) per Limited
   Partnership Unit                                 $    ( .33)        $   ( .14)         $   ( .72)       $     1.50
                                                     =========          ========           ========         =========

Weighted average Limited Partnership
   Units outstanding                                   279,278           279,278            279,278           279,278
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

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                          Total
                                                 General           Limited              Partners'
                                                 Partner           Partners              Equity
                                                ---------         ----------           ----------
Balance at December 31, 1994                     $(142,741)          $7,403,755          $7,261,014

Net income                                           4,223              418,061             422,284

Distributions                                           -            (5,306,282)         (5,306,282)
                                                 ---------           ----------          ----------

Balance at June 30, 1995                         $(138,518)          $2,515,534          $2,377,016
                                                  ========            =========           =========



Balance at December 31, 1995                     $(137,406)          $2,625,675          $2,488,269

Net loss                                            (2,041)            (202,065)           (204,106)
                                                 ---------           ----------          ----------

Balance at June 30, 1996                         $(139,447)          $2,423,610          $2,284,163
                                                  ========            =========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                              June 30,
                                                                    -----------------------------
                                                                       1996                1995
                                                                    ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 3,030,190         $ 8,963,161
   Cash paid to suppliers and
      employees                                                     (3,512,142)         (8,767,411)
   Interest received                                                    18,733              31,047
   Interest paid                                                        (1,415)            (26,479)
   Property taxes paid                                                 (55,627)            (95,626)
                                                                    ----------           ---------

Net cash provided (used) by operating
  activities                                                          (520,261)            104,692
                                                                    ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property                                            -           5,070,998
   Payment for purchases of property
      and equipment                                                    (19,468)            (28,180)
   Funding of restricted accounts                                            -              (4,495)
                                                                   -----------           ---------

Net cash provided (used) by investing
  activities                                                           (19,468)          5,038,323
                                                                   -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distribution to partners                                                  -          (5,306,282)
   Principal payments on long-term debt                                 (6,997)            (15,125)
                                                                    ----------           ---------

NET CASH USED IN FINANCING ACTIVITIES                                   (6,997)         (5,321,407)
                                                                    ----------          ----------

Increase (decrease) in cash and cash
   equivalents                                                        (546,726)           (178,392)
Cash and cash equivalents at beginning of
   period                                                            1,325,321           1,469,459
                                                                    ----------           ---------
Cash and cash equivalents at end of period                         $   778,595          $1,291,067
                                                                    ==========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                        Six Months Ended
                                                                             June 30,
                                                                  -----------------------------
                                                                     1996               1995
                                                                  ---------           ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

   Net income (loss)                                              $ (204,106)         $  422,284

   Adjustments to reconcile net income (loss)
      to net cash provided by
         operating activities:

           Depreciation and amortization                              39,901             132,984
           Gain on sale of property                                        -            (548,389)
           Abandoned development costs                                     -              92,304

   Changes in assets and liabilities

           Accounts receivable                                      (492,377)            325,503

           Prepaid and other current assets                          120,041             (81,108)

           Accounts payable and accrued
              liabilities                                             (2,803)           (248,934)

           Payable to Quest and affiliates                            19,083              10,048
                                                                   ---------           ---------

Net cash provided (used) by
   operating activities                                           $ (520,261)         $  104,692
                                                                   =========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996

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

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1996, the Partnership maintained cash balances at these banks aggregating $658,232 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $540,100 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.

NOTE 3 TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments to QASLP under these contracts for the six month periods ending June 30, 1996 and 1995 were $35,723 and $80,862, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administra-

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 TRANSACTIONS WITH AFFILIATES continued

tion and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $74,490 and $147,855 was recorded under this arrangement for the six month period ending June 30, 1996 and 1995, respectively. The Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

Partnership administration costs paid through QASLP were $152,240 and $425,453 for the six month periods ending June 30, 1996 and 1995, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs. Partnership administration has been reduced through effective cost controls.
In 1995, significant legal and accounting expenses were incurred in conjunction with the sale of the Partnership's interests in certain facilities.

NOTE 4  LITIGATION

In 1994, a complaint associated with a sexual harassment and wrongful termination was filed against the Partnership. The plaintiff is seeking an unspecified amount of damages. The Partnership's liability, if any, is not determinable at this time and no provision has been made in the accompanying Financial Statements. It is the opinion of management that the ultimate resolution will not have a material effect on the Partnership's financial position.

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for the years 1976 through 1988 under a theory of successor liability for approximately $470,000. Management of the Partnership is discussing a settlement of this matter and has recorded a provision in the Financial Statements for $352,602, at December 31, 1994. As a result of selling certain facility interests in 1995, this successor liability was reduced to $373,000 and reserves reduced to $279,691. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position. To date, the State of Idaho has not responded to the Partnership. No other legal actions, other than ordinary routine litigation incidental to business, were filed against the Partnership.

There has been no change in the status of on-going litigation during the first two quarters of 1996.

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

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 SALE OF FACILITIES continued


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

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities. Distributions of $2,792,780 or $10/unit were made to the limited partners in March 1995 and $2,513,502 or $9/unit were made in June 1995.


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

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 PRO FORMA INFORMATION (UNAUDITED) continued

                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                     For the Six Months Ended June 30, 1995
                            (Unaudited in thousands)

                                                Historical               Adjustments               Pro Forma
Revenues:                                      $   8,669                $  (5,301) (A)              $   3,368
                                                   -----                   ------                       -----

Expenses:
 Wages and salaries                            $   3,991                $  (2,537) (A)              $   1,454
 Operating expenses                                3,627                   (2,140) (A)                  1,487
 Management fees                                     453                     (287) (A)                    166
 Management fees-affiliate                            81                      (49) (A)                     32
 Property taxes and interest                          85                      (52) (A)                     33
 Depreciation and amortization                       133                      (92) (A)                     41
 Partnership administration                          425                        -                         425
                                                   -----                   ------                       -----
                                                   8,795                   (5,157)                      3,638
                                                   -----                   ------                       -----

Net income (loss) (B)                          $    (126)               $    (144)                  $    (270)
                                                  ======                  =======                       =====


(A) The pro forma adjustments remove the revenues and expenses directly related to the five nursing homes sold.


(B) The historical statement of operations for the period ended June 30, 1995 includes a gain of $548, in thousands, from the sale of five facilities. This amount is not included in the above pro forma condensed statement of operations due to the non-recurring nature.

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

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Revenues:

Revenues for the six months ended June 30, 1996 decreased $5,115,091 when compared to the same period in 1995. On a pro forma basis, removing the effect of the sold facilities, revenues increased $182,926 over the comparable period in 1995. This increase is the result of improved occupancy and Medicare utilization.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at June 30, 1996 and December 31, 1995 are:

                                                       1996                     1995
                                                     -------                  -------
Medicaid                                               48%                       47%
Private Pay                                            10%                       10%
VA, Medicare and Other                                 42%                       43%
                                                     -----                     ----
                                                      100%                      100%
                                                     =====                     ====

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for the six months ended June 30, 1996 and 1995 are:

                                                       1996                     1995
                                                     -------                  -------
Medicaid                                               46%                       60%
Private Pay                                            11%                       13%
VA, Medicare and Other                                 43%                       27%
                                                    -----                     -----
                                                      100%                      100%
                                                    =====                     =====

Receivables increased $492,377 during the six months ended June 30, 1996, primarily as a result of delayed payments by the State of California as well as normal delays in cost report settlements from Medicare. Subsequent to June 30, 1996, a substantial portion of the increase was recovered and additional collections are expected.



Expenses:

Expenses for the six months ended June 30, 1996 decreased $5,049,404 when compared to the same period of 1995. On a pro forma basis, eliminating the effect of the sold facilities and partnership administration costs, expenses at the facilities increased $107,540. These increases are attributable to payroll increases and increased ancillary and supplies utilization. Salary increases were driven by market forces and a result of publication by the government of final rules relating to OBRA 1987.

Valley Convalescent located in California has improved census and Medicare utilization as a result, higher revenue was achieved despite the fact that the State of California did not increase reimbursement in 1995. In 1996, for the third year in a row, California has not increased reimbursement rates for Medicaid despite normal expense inflation in operations. In addition, Valley Convalescent received a $48,000 worker's compensation insurance dividend as well as a $48,000 prior year revenue adjustment during the first quarter of 1995. No similar revenue was recognized during the same period in 1996. Given these factors, the facility can expect to experience a continued decline in operating margins throughout 1996, as compared to 1995. The facilities dependence on Medicare increases the sensitivity of the facility to changes instituted by Congress. Rate freezes, block grants and reduced funding all suggest caution in the Partnership's expectations for this facility as well as the others. Despite market uncertainties, every effort will be made by management of the Partnership to maximize facility values for sale. Valley Living, in Idaho, has improved census and controlled expenses and currently generates positive cash flow. Mountain View continues to suffer the consequence of the new facility in town. To protect the interests of the Partnership, the Mountain View facility must continue operations pending a resolution of the sales tax claims and the employee complaint. (See Item I, Note 4)


Liquidity and Capital Resources:

At June 30, 1996, the Partnership held cash and cash equivalents of $778,595. This is a decrease of $546,726 since December 31, 1995. This is due primarily to delayed receipt of normal reimbursements from the State of California. Subsequent to June, the Partnership received a substantial portion of the delayed payments and additional collections are expected. There are no major capital improvements planned at the remaining facilities.

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

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities. Distributions of $2,792,780 or $10/unit were made to the limited partners in March 1995 and $2,513,502 or $9/unit were made in June 1995.

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

The Partnership received certain expressions of interest in acquiring two of the Partnership's three remaining facility interests, however, the discussions ceased as negotiations never moved forward.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, HCFA implemented a freeze on Medicare reimbursement, which remains in effect today, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level have been significantly reduced, activities at the state level continue and are encouraged by HCFA. The latest idea continues to be "block grants" to the states. What this means to nursing facilities cannot currently be determined by management of the Partnership.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which became effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.




                          PART II.  OTHER INFORMATION

ITEMS 1-5

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

Exhibit 27 - Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K.

None during the second quarter of 1996.

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


                                         QUEST HEALTH CARE
                                         FUND VII, L.P.
                                         (Registrant)


                                         By:  QUEST RESCUE PARTNERS - 7, L.P.
                                              General Partner

                                         By:  QUEST RESCUE PARTNERS - 7 CORP.


Date: August 16, 1996                    By:/s/ Stuart C. Berry
     ------------------                     -----------------------------
                                            CEO


                                         By:/s/ Stuart C. Berry
                                            -----------------------------
                                            CFO