Form 10-Q
period 1996-09-30
QUEST HEALTH CARE FUND VII LP
filed 1996-11-20
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        September 30, 1996
                                            ------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                   to
                                            -----------------    ---------------

             Commission file number   0-15693
                                    -----------


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


                               TOTAL OF 16 PAGES

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                               Sept. 30,           December 31,
                                                                              -----------          ------------
                                                                                 1996                  1995
                                                                              -----------          ------------
CURRENT ASSETS
   Cash and cash equivalents                                                  $ 1,352,903          $ 1,325,321
   Accounts receivable, net of allowance
      for doubtful accounts of $42,932 and
      $25,000 at September 30, 1996 and
      December 31, 1995, respectively                                             767,474              914,057
   Prepaid expenses                                                                15,794              168,975
                                                                              -----------          -----------

         Total current assets                                                   2,136,171            2,408,353
                                                                              -----------          -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           233,770              233,770
   Buildings and improvements                                                   2,388,741            2,380,901
   Equipment and furnishings                                                      768,896              755,289
                                                                              -----------          -----------
                                                                                3,391,407            3,369,960
   Less accumulated depreciation and amortization                               2,355,701            2,297,709
                                                                              -----------          -----------

         Net property and equipment                                             1,035,706            1,072,251
                                                                              -----------          -----------

TOTAL ASSETS                                                                  $ 3,171,877          $ 3,480,604
                                                                              ===========          ===========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY


                                                                           Sept. 30,           December 31,
                                                                          -----------          ------------
                                                                              1996                 1995
                                                                          -----------          ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                                   $    13,497          $    14,754
   Trade accounts payable                                                     331,251              334,994
   Accrued compensation                                                       178,030              116,582
   Accrued insurance                                                            3,461              103,962
   Estimated third party settlements                                          151,822               26,695
   Estimated sales tax settlement (Note 4)                                    279,691              279,691
   Other                                                                       94,736               94,036
   Payable to Quest and affiliates                                             78,261               11,992
                                                                          -----------          -----------

         Total current liabilities                                          1,130,749              982,706



LONG-TERM DEBT, less current maturities                                             -                9,629
                                                                          -----------          -----------

         Total liabilities                                                  1,130,749              992,335
                                                                          -----------          -----------

PARTNERS' EQUITY
   Limited Partners                                                         2,183,006            2,625,675
   General Partner                                                           (141,878)            (137,406)
                                                                          -----------          -----------

        Total partners' equity                                              2,041,128            2,488,269
                                                                          -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 3,171,877          $ 3,480,604
                                                                          ===========          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS

                                                             For the                               For the
                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                        September 30,
                                                    ----------------------------        -----------------------------
                                                       1996              1995              1996              1995
                                                    ----------        ----------        -----------       -----------
REVENUES:
   Operating revenue                                $1,587,092        $1,661,950        $ 5,109,659       $10,299,609
   Interest income                                       5,445            14,821             24,178            45,868
   Gain on sales                                             -                 -                  -           548,389
                                                    ----------        ----------        -----------       -----------
         Total revenues                              1,592,537         1,676,771          5,133,837        10,893,866
                                                    ----------        ----------        -----------       -----------

EXPENSES:
   Wages & salaries                                    797,683           752,173          2,437,269         4,743,015
   Payroll tax & employee benefits                     130,977            41,899            439,861           906,854
   Supplies                                            218,170           186,893            688,515         1,032,105
   Other operating expenses                            223,637           143,858            510,769         1,118,340
   Ancillary services                                  181,321           225,261            707,946         1,019,800
   Health benefits                                      32,160            25,905            106,650           173,760
   Management fees                                      83,507            83,141            261,415           535,925
   Management fees-affiliate                            16,702            16,628             52,425            97,490
   Property taxes                                       15,491            15,417             46,649            73,779
   Interest                                                440               800              1,855            27,280
   Depreciation and amortization                        18,091            20,780             57,992           153,764
   Partnership administration                          117,392            90,752            269,632           516,205
                                                    ----------        ----------        -----------       -----------

         Total expenses                              1,835,571         1,603,507          5,580,978        10,398,317
                                                    ----------        ----------        -----------       -----------



Net income(loss)                                    $ (243,034)       $   73,264        $  (447,141)      $   495,549
                                                    ==========        ==========        ===========       ===========

Net income per Limited
   Partnership Unit                                 $     (.86)       $      .26        $     (1.59)      $      1.76
                                                    ==========        ==========        ===========       ===========

Weighted average Limited Partnership
   Units outstanding                                   279,278           279,278            279,278           279,278
                                                    ==========        ==========        ===========       ===========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                           Total
                                                  General             Limited             Partners'
                                                  Partner             Partners             Equity
                                                 ---------           ----------          ----------



Balance at December 31, 1994                     $(142,741)          $7,403,755          $7,261,014

Net income                                           4,955              490,594             495,549

Distributions                                           -            (5,306,282)         (5,306,282)
                                                 ---------           ----------          ----------

Balance at Sept. 30, 1995                        $(137,786)          $2,588,067          $2,450,281
                                                 =========           ==========          ==========


Balance at December 31, 1995                     $(137,406)          $2,625,675          $2,488,269

Net loss                                            (4,472)            (442,669)           (447,141)
                                                 ---------           ----------          ----------

Balance at Sept. 30, 1996                        $(141,878)          $2,183,006          $2,041,128
                                                 =========           ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                              Sept. 30,
                                                                   -------------------------------
                                                                      1996                1995
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 5,256,242         $10,730,186
   Cash paid to suppliers and
      employees                                                     (5,147,533)        (10,464,679)
   Interest received                                                    24,178              45,868
   Interest paid                                                        (1,855)            (27,280)
   Real estate taxes paid                                              (71,118)            (96,519)
                                                                   -----------         -----------

Net cash provided by operating activities                               59,914             187,576
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities                                          -           5,070,998
   Payment for purchases of property
      and equipment                                                    (21,447)            (34,845)
   Funding of restricted accounts                                            -              (4,495)
                                                                   -----------         -----------

Net cash provided by investing activities                              (21,447)          5,031,658
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distribution to partners                                                  -          (5,306,282)
   Principal payments on long-term debt                                (10,885)            (18,512)
                                                                   -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                  (10,885)         (5,324,794)
                                                                   -----------         -----------

Increase (decrease) in cash and cash
   equivalents                                                          27,582            (105,560)
Cash and cash equivalents at beginning of
   period                                                            1,325,321           1,469,459
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $ 1,352,903         $ 1,363,899
                                                                   ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                          Nine Months Ended
                                                                               Sept. 30,
                                                                    ------------------------------
                                                                       1996                1995
                                                                    ----------          ----------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

   Net income (loss)                                                $ (447,141)         $  495,549

   Adjustments to reconcile net income
      (loss) to net cash provided by
         operating activities:

           Depreciation and amortization                                57,992             153,764
           Gain on sale of facilities                                        -            (548,389)
           Abandoned development costs                                       -              92,304

   Changes in assets and liabilities

           Accounts receivable                                         146,583             430,577

           Prepaid expenses and other
              current assets                                           153,181            (213,588)

           Accounts payable and accrued
              liabilities                                               83,030            (206,326)

           Payable to Quest and affiliates                              66,269             (16,315)
                                                                    ----------          ----------

Net cash provided by
   operating activities                                             $   59,914          $  187,576
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1996


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

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 1996, the Partnership maintained cash balances at these banks aggregating $940,990 in excess of the $100,000 FDIC insured maximum.

NOTE 3 TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. An affiliate of Quest receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments under these contracts for the nine month periods ending September 30, 1996 and 1995 were $52,425 and $97,490, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $106,650 and $173,760 was recorded under this arrangement for the nine month period ending September 30, 1996 and 1995, respectively. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4  LITIGATION

In 1994, a complaint associated with a sexual harassment and wrongful termination was filed against the Partnership. The plaintiff is seeking an unspecified amount of damages. The Partnership's liability, if any, is not determinable at this time and no provision has been made in the accompanying Financial Statements. It is the opinion of management that the ultimate resolution will not have a material effect on the Partnership's financial position. There has been no significant change in the status of this litigation.

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for the years 1976 through 1988 under a theory of successor liability for approximately $470,000. Management of the Partnership is discussing a settlement of this matter and has recorded a provision in the Financial Statements for $352,602, at December 31, 1994. As a result of selling certain facility interests in 1995, this successor liability was reduced to $373,000 and reserves reduced to $279,691. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position. To date, the State of Idaho has not responded to the Partnership. No other legal actions, other than ordinary routine litigation incidental to business, were filed against the Partnership during the nine month period.

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

In addition, the Partnership sold its interests in four of its facilities in 1995 to a different unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $4,898,869 at December 31, 1994 and recognized a gain of $347,943 upon closing of the sale on April 30, 1995. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership's interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain agreed upon procedures. Total cash received by the Partnership was $3,370,998, and the purchaser assumed debt related to equipment

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 SALE OF FACILITIES continued

of approximately $63,000. Distributions of $2,792,780 or $10/unit were made to the limited partners in March 1995 and $2,513,502 or $9/unit were made in June 1995.

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities and the write down of book values. (see Note 8) The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities. Subsequent to the end of the third quarter, the Partnership reached an agreement in principal to sell the Valley Convalescent facility to an unaffiliated third party.


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

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the effects of the sales have been made.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 PRO FORMA INFORMATION (UNAUDITED) continued

                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                  For the Nine Months Ended September 30, 1995
                            (Unaudited in thousands)

                                 Historical     Adjustments       Pro Forma
Revenues:                         $ 10,345      $ (5,301) (A)      $ 5,044
                                  --------      --------           -------

Expenses:
 Wages and salaries               $  4,743      $ (2,537) (A)      $ 2,206
 Operating expenses                  4,251        (2,140) (A)        2,111
 Management fees                       536          (287) (A)          249
 Management fees-affiliate              97           (49) (A)           48
 Property taxes and interest           101           (52) (A)           49
 Depreciation and amortization         154           (92) (A)           62
 Partnership administration            516             -               516
                                  --------      --------           -------
                                    10,398        (5,157)            5,241
                                  --------      --------           -------

Net income (loss) (B)             $    (53)     $   (144)          $  (197)
                                  ========      ========           =======


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

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Revenues:

Revenues for the nine months ended September 30, 1996 decreased $5,189,950 when compared to the same period in 1995. On a pro forma basis, removing the effect of the sold facilities, revenues increased $108,068 over the comparable period in 1995 and for the three month period decreased $74,858. This is the result of $125,000 in prior year cost report adjustments for all facilities during the third quarter, reflecting amounts due to Medicare for prior years, as well as the future expected changes in Medicare allowable reimbursement levels. In addition, during the third quarter, the Valley Convalescent facility experienced lower occupancies as a result of a bed hold precipitated by an unfavorable state survey. Subsequent to the end of the third quarter, the facility was cleared of all deficiency claims of the state and occupancy is returning to the levels experienced prior to the survey.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at September 30, 1996 and December 31, 1995 are:

                               1996             1995
                               ----             ----
Medicaid                        70%              47%
Private Pay                     15%              10%
VA, Medicare and Other          15%              43%
                               ---              ---
                               100%             100%
                               ===              ===

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for the nine months ended September 30, 1996 and 1995 are:

                               1996             1995
                               ----             ----
Medicaid                        48%              60%
Private Pay                     10%              13%
VA, Medicare and Other          42%              27%
                               ---              ---
                               100%             100%
                               ===              ===

Receivables decreased $146,583 during the nine months ended September 30, 1996 as compared to year end 1995.


Expenses:

Expenses for the nine months ended September 30, 1996 decreased $4,817,340 when compared to the same period of 1995. On a pro forma basis, eliminating the effect of the sold facilities, expenses at the facilities increased $340,000. $75,000 of this difference is attributable to a workers compensation insurance dividend applied as an expense reduction in 1995. The expected dividend for 1996 was booked subsequent to the end of the third quarter 1996. This difference is referenced in the employee benefits line item of the Partnership's financial statements. In addition, salary increases were driven by market forces and as a result of the publication of final rules relating to OBRA 1987, staffing levels were increased. The new Federal Minimum Wage laws are not expected to materially effect the Partnership as most employees earn more than the newly established minimum wage. Furthermore, other operating expense and supplies increased as result of additional accounting procedures incurred in 1996 pertaining to the facility sales in 1995, and the recognition of expense that had been fully reimbursed by Medicare, but has recently been declared non-reimbursable and included in the routine cost limitation set forth by HCFA.

Partnership administration costs were $269,632 and $516,205 for the nine month periods ending September 30, 1996 and 1995, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs. In 1995, significant legal and accounting expenses were incurred in conjunction with the sale of the Partnership's interests in certain facilities. During the latter part of 1996, legal expenses can be expected to increase as a result of negotiating contracts for sale of the Partnership's interests in facilities

Valley Convalescent located in California has achieved increased revenues during the nine months ended September 30, 1996 despite the problems associated with the new stringent survey procedures instituted during 1996 by HCFA, and despite the fact that the State of California did not increase reimbursement in 1996, for the third year in a row. As mentioned above, a worker's compensation insurance dividend of $75,000 was recognized as an expense reduction in third quarter 1995 in addition to a $48,000 workers compensation dividend reflected in the first quarter of 1995. No similar expense reductions were recognized during the same periods in 1996. Furthermore, as a result of a prior year cost report, changes in Medicare reimbursement policy, and as required by accounting policy, $120,000 was accrued as due to Medicare during the third quarter 1996. Given these factors, the facility can expect to experience a continued decline in operating margins throughout 1996, as compared to 1995. This facility's dependence on Medicare increases the sensitivity of the facility to changes instituted by Congress and by HCFA. Rate freezes, block grants and reduced funding all suggest caution in the Partnership's expectations for this facility as well as the others. Despite market uncertainties, every effort will be made by management of the Partnership to maximize facility values for sale (See "Liquidity and Capital Resources" below regarding a pending contract for sale of the Valley Convalescent facility). Valley Living, in Idaho, has improved census and controlled expenses and currently generates positive cash flow. Mountain View continues to suffer the consequence of the new facility in town. To protect the interests of the Partnership, the Mountain View facility must continue operations pending a resolution of the sales tax claims and the employee complaint. (See Item I, Note 4)

The explosive nationwide growth in Ancillary expenditures funded through the Medicare system has raised the level of scrutiny of the expense areas by HCFA. The Partnership believes it has complied with he regulation of ancillary expense. However, should HCFA substantially revise the ancillary programs or reimbursement allowances, the Partnership's revenues could be substantially impacted as well. The actual effect can not be determined until HCFA or Congress makes more specific knowledge available.

Liquidity and Capital Resources:

This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve substantial known and unknown risks and uncertainties. When used in this Form 10-Q, the terms "anticipates," "expects," "estimates," "believes" and similar such terms as they relate to the Partnership or its management are intended to identify such forward-looking statements. The Partnership's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to those differences include those discussed below. In evaluating the Partnership's operations, readers should carefully consider the following factors in addition to the other information presented in this Form 10-Q.

At September 30, 1996, the Partnership held cash and cash equivalents of $1,352,903. This is an increase of $27,582 since December 31, 1995. There are no major capital improvements planned at the remaining facilities.

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

In addition, the Partnership sold its interests in four of its facilities in 1995 to a different unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $4,898,869 at December 31, 1994 and recognized a gain of $347,943 upon closing of the sale on April 30, 1995. The contract provided for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long-term debt and to reflect a 25% discount on accounts receivable at closing for the sale of the Partnership's interests in the four facilities. The contract also provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain agreed upon procedures. Total cash received by the Partnership was $3,370,998, and the purchaser assumed debt related to equipment of approximately $63,000.

Neither the General Partner nor its affiliates received any remuneration or distributions of these sales proceeds.

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the five facilities. In addition, the book balance of each facility was adjusted, at year end 1994, based upon the knowledge and circumstances existing at that time and in keeping with the Statement of Accounting Standard No. 121 ("SAS 121")(see below). The Partnership is seeking to liquidate the Partnership's interests in its three remaining facilities. Distributions of $2,792,780 or $10/unit were made to the limited partners in March 1995 and $2,513,502 or $9/unit were made in June 1995. An agreement in principal has been reached to sell the Partnership's interest in Valley Convalescent. The final price, which is payable entirely in cash, includes changes in working capital during the closing process. However, since SAS 121 required writing down the value of the facility, the partnership's books reflect Valley Convalescent at a value of $757,636 as of year end 1995. The agreed to offer on the facility should recover substantially more than this value. Therefore, the partnership equity shown on the September 30, 1996 balance sheet of $2,041,128, or $7.31 per partnership unit, does not reflect the current market value of Partnership, but does comply with the accounting policy more fully described in the Partnership's Annual Report on Form 10-K, for the year ended December 31, 1995. Should this all cash offer be consummated, management of the Partnership believes that the limited partners could receive distributions approximating $12 per unit upon final liquidation. This statement is entirely dependent upon the Partnership's facilities, or the Partnership itself, not experiencing any adverse change in condition such as changes in state or federal reimbursement policy or new mandates causing unreimbursed expenses, unexpected loss of a facility, insured or not, or as the result of any litigation effecting the Partnership causing an unexpected consumption of the Partnership's working capital.

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

The Partnership has received certain expressions of interest in acquiring two of the Partnership's three remaining facility interests. An offer to purchase Valley Convalescent has been accepted by the Partnership, however, no offers have yet been made for the two other facilities.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, HCFA implemented a freeze on Medicare reimbursement on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level have been significantly reduced, activities at the state level continue and are encouraged by HCFA. The latest idea continues to be "block grants" to the states. What this means to nursing facilities cannot currently be determined by management of the Partnership.

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

Effective as of September 30, 1996, Michael G. Hunter, president and a director of the general partner of the general partner of the Partnership, resigned his positions with such entity to pursue other business interests and is no longer involved in the management of the Partnership.


                          PART II.  OTHER INFORMATION

ITEMS 1-5

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

Exhibit 27 - Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K.

None during the third quarter of 1996.

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


                                        QUEST HEALTH CARE
                                        FUND VII, L.P.
                                        (Registrant)


                                        By:  QUEST RESCUE PARTNERS - 7, L.P.
                                             General Partner

                                        By:  QUEST RESCUE PARTNERS - 7 CORP.


Date: November 18, 1996                 By:/s/ Stuart C. Berry
                                           -------------------------------------
                                        CEO/CFO