Form 10-K405
period 1996-12-31
QUEST HEALTH CARE FUND VII LP
filed 1997-03-31
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

       For the fiscal year ended December 31, 1996
                                     OR
 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -------------------    ----------------
       Commission file number    0-15693

                      QUEST HEALTH CARE FUND VII, L.P.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                   58-1697905
-----------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    1117 Perimeter Center West  Suite E-210  Atlanta, GA  30338
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code       (770) 671-1014
                                                  ---------------------------
        Formerly: Southmark/CRCA Health Care Fund VII, L.P.
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

       Title of each class      Name of exchange on which registered
            None                            None
       -------------------      ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------

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

Documents Incorporated by Reference: See Page 32
Exhibit Index:  See Page 32-34

                               TOTAL OF 35 PAGES

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

The Partnership's primary business and only industry segment is to own, invest in, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Partners. At December 31, 1996, the Partnership held interests in three nursing home properties as described in
Item 2 below and the Partnership employed approximately 228 full and part time persons, including administrative, nursing, dietary, laundry, housekeeping, social services and maintenance personnel.

The services provided at the Partnership's long-term care facilities consist of intermediate and skilled nursing care. Intermediate care consists of providing assistance or supervision with daily activities such as dressing, bathing, diet or medication. Skilled nursing care consists of 24 hour a day services of registered nurses and related medical services prescribed by the resident's physician. Under the Omnibus Budget Reconciliation Act (OBRA), which became effective October 1, 1990, the distinction between skilled nursing and intermediate care facilities was eliminated. The legislation imposed a variety of new quality of care requirements on all long-term care facilities, with resulting increases in operating costs. The legislation imposed more stringent requirements regarding staff, screening and assessment of residents, resident rights, and survey and certification requirements. It also subjects facilities to a number of sanctions, including civil money penalties, for substandard survey results. Under this legislation, states are required to amend their Medicaid plans to make an appropriate adjustment in the rates at which they reimburse long- term care facilities in order to reflect the costs of these new requirements. There is, however, no requirement that the rate adjustments actually cover all new costs nor are there any assurances that state budgetary constraints will sustain the costs associated with federal mandates.

During 1995, the final regulations pertaining to OBRA 87 were instituted. OBRA 87 contained, among other things, new stringent survey requirements with severe penalties for non-compliance. In 1996, the expenses of the facilities have increased as a result of increased personnel costs necessary to comply with OBRA 87. The Partnership's facilities that provide skilled care are certified to receive benefits under the Federal Health Insurance for the Aged Act (Medicare) and under joint federal and state funded programs administered by the various states to provide medical assistance to the indigent, known generally as Medicaid. Benefits under Medicare are for skilled care only. However, Medicaid plans provide for different levels of reimbursement, depending upon the level of care and services rendered.

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

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities:


                             Average Daily Census             Revenues for
                                for Year Ended                Year Ended
                                   December 31,               December 31,

                         ----------------------------    ----------------------
                           1994       1995       1996     1994    1995    1996
                         --------   --------  ---------   -----   -----   ----
Medicaid                 551   77%  112  53%  105  52%     65%     58%     49%
Private Pay              112   16%   32  15%   28  14%     14%     13%     12%
VA, Medicare and Other    50    7%   68  32%   68  34%     21%     29%     39%
                         ---  ---   --- ---   --- ---     ---     ---     ---

                         713  100%  212 100%  201 100%    100%     100%   100%
                        ==== ====   === ===   === ===     ===      ===    ===

Overall Occupancy Rate         85%       84%       81%
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


ITEM 2  PROPERTIES


The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership through its majority-owned partnerships in fee.

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

ITEM 2  PROPERTIES continued

                                                                   Properties       Occupancy
                                                                      at net          Rate            Date
Property                          Description                      book value       for 1996        Acquired
--------                          -----------                      ----------       ---------       --------
Mountain View                     Skilled Care
Care Center                       Nursing Home
Kimberly, ID                      64 Licensed Beds                   $102,556         48%         June 1987

Valley Living Center              Personal Care
Idaho Falls, ID                   Nursing Home
                                  65 Licensed Beds                   $198,846         93%         June 1987
Valley Convalescent               Skilled/Personal
Hospital                          Care Nursing Home
El Centro, CA                     123 Licensed Beds                  $745,036         91%         June 1987

                                                                   $1,046,437
----------------------------------------                            =========
TOTAL: 3  Nursing Homes               249 Licensed Beds

ITEM 3  LEGAL PROCEEDINGS

The State of Idaho sought a deficiency lien against the Partnership's Idaho facilities for sales and use taxes for periods prior to ownership by the Partnership. The total amount claimed by the state is $372,921. Management of the Partnership is discussing a settlement of this matter with the state and has recorded its best estimate of this liability by recording a provision of $279,691 in the Partnership's Financial Statements in 1994. Management is of the opinion that the maximum exposure to the Partnership, in excess of accrued amounts, is $93,230 plus additional penalties and interest, if any. The Partnership plans to continue to vigorously defend itself against these claims. As of year end 1996, the state was reassessing their position relative to the claims. Upon settlement, the difference between the settlement amount and the $279,691 will be reflected in results from operations.

In 1994, a complaint associated with a sexual harassment and wrongful termination was filed against the Partnership. The Partnership's liability, if any, is not determinable at this time and no provision has been made in the accompanying Financial Statements. It is the opinion of management that the ultimate resolution will not have a material effect on the Partnership's financial position. There has been no significant change in the status of this litigation since 1995.

In the fourth quarter of 1996, a complaint for discrimination and wrongful termination was received by one of the Partnership's facilities. Other than the cost of defense, the complaint is not expected to have a material impact on the Partnership as management believes the complaint is without merit.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1996.

                                    Part II

ITEM 5 MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Units exists nor is one expected to develop.

(B)  Title of Class                        Number of Record Unit Holders
     --------------                        -----------------------------
     Limited Partnership Interests         3,768 as of February 28, 1997

(C) No cash distributions were made to the Limited Partners in 1990, 1991, 1993, 1994 or 1996. The Limited Partners received cash distributions of $488,736, $139,639 and $5,306,282 for the years ended December 31, 1989,
     1992 and 1995, respectively. Cumulative distributions to the Limited Partners from the Partnership from its inception to December 31, 1996 were $8,567,428. No distributions have been made to either SIG or Quest. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. The settlement of litigation, the foreclosure of one property and the write down of other properties significantly impacted the 1993 and 1994 financial information. The gain on the sale of five properties in 1995 resulted in the significant improvement in net income. This summary should be read in conjunction with the Partnership's financial statements and the related notes appearing in Item 8.


                                                               Years ended December 31,
                                     -------------------------------------------------------------------------------
Statements of Operations                1996             1995             1994             1993             1992
------------------------             ----------       -----------      -----------      -----------      -----------
Operating revenue                    $ 6,583,228      $11,951,586      $23,341,171      $24,067,958      $22,315,509
Net income (loss)                       (618,694)         533,537       (7,146,189)          95,883       (1,199,519)
Net income (loss) per                                          (1)              (2)              (3)
  weighted average Unit                    (2.19)            1.89           (25.33)             .34            (4.25)
Distributions paid per                                         (1)              (2)              (3)
  weighted average Unit                      -0-            19.00              -0-              -0-              .50

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

                                                                   As of December 31,
                                     ------------------------------------------------------------------------------
Balance Sheets                           1996             1995             1994             1993             1992
--------------                       -----------      -----------      -----------      -----------      -----------
Property & Equipment,net             $ 1,046,437      $ 1,072,251      $ 6,980,953      $14,397,029      $18,113,000
Assets in receivership                         -                -                -                -        3,404,875
Total Assets                           2,922,708        3,480,604       12,238,692       18,887,317       25,464,388
Long-term obligations,
  less current maturities                      -            9,629        1,843,803        1,946,293        1,938,586
Long-term debt related to
  assets in receivership                       -                -                -                -        3,634,009
Partners' equity                       1,869,575        2,488,269        7,261,014       14,407,203       14,311,320


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

RESULTS OF OPERATIONS

During 1996, the Partnership continued its efforts to sell the remaining Partnership facilities. During the fourth quarter, the Partnership reached an agreement in principal to sell the Valley Convalescent facility. Negotiations continue to sell the other two facilities.

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

Revenues:

Operating revenues for the twelve month period ended December 31, 1996 decreased $5,368,358 when compared to the prior period. This is primarily the result of the sale of the Partnership's interests in five facilities. On a proforma basis, removing the effect of the sales, revenues decreased $65,676 in 1996 as compared to the same period in 1995. This is partially the result of $125,000 in prior year cost report adjustments in excess of recorded estimated settlements for all facilities during the third quarter applied in 1996, reflecting amounts due to Medicare for prior years, as well as the future expected changes in Medicare allowable reimbursement levels. In addition, during the third quarter, the Valley Convalescent facility experienced lower occupancies as a result of a bed hold precipitated by a unfavorable state survey. During the fourth quarter, the facility was cleared of all deficiency claims of the state and occupancy is returning to the levels experienced prior to the survey.

Operating revenues for the twelve month period ended December 31, 1995 decreased $11,389,585 when compared to the prior period. This is primarily the result of the sale of the Partnership's interests in five facilities. On a proforma basis, removing the effect of the sales, revenues increased $514,997 in 1995 as compared to the same period in 1994. The primary source of the increase was from occupancy and rate increases at Valley Living Center and Valley Convalescent Center, as well as increased Medicare utilization. Revenue in 1995 included $5,300,332 related to the five sold facilities.

Receivables from Medicaid/Medicare eligible residents do not present a significant credit risk as the Medicaid/Medicare system is federally financed. Receivables are, however, subject to disallowance by Medicare and Medicaid upon audit. Such governmental audits are typically one or two years in arrears. Inflation is not a material factor due to the fact that reimbursement rates are set by governmental agencies, however, such agencies are not obliged to increase the reimbursement rate at the rate of inflation.

The significant components of accounts receivable at December 31, 1996 and 1995 were:

                                1996       1995
                               ------     ------
    Medicaid                      47%        47%
    Private Pay                    9%        10%
    VA, Medicare & Other          44%        43%
                               ------     ------
                                 100%       100%
                               ======     ======

Payments by both the state and federal governments are normally received within 60-90 days. The receivables of the Partnership represent less than 48 days revenue.

Expenses:

For the twelve month period ending December 31, 1996, total expenses decreased $4,788,830 compared to the prior period. On a pro forma basis, eliminating the effect of the five sold facility interests, operating expenses increased $556,057. Two thirds of this increase relates to additional personnel necessary to comply with OBRA 87 and wage increases needed to compete for employees with non-health care related employers. The remainder is primarily legal expense incurred defending the Partnership against former employee legal claims.

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

Consistent with the Partnership's accounting policy as described in Note A, the Partnership reflected property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns, if applicable) or estimated net realizable value, determined on an individual nursing home basis. Loss from writedowns of properties in 1994 were $7,180,571 which included writedowns of $762,797 and $1,518,905 related to Valley Living Center and Valley Convalescent Center, respectively. (Note F).

As of December 31, 1996, management estimates that fair value exceeds the carrying value and, accordingly, does not expect any further material adjustments under Statement of Accounting Standard No. 121 unless warranted by future changes in market conditions or other relevant factors.

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

Ancillary Revenue and Expense is a term that describes specialized services provided by third party unaffiliated vendors. These services include speech, occupational, physical and occasionally intravenous therapies. These revenues and expenses are subject to certain cost limitations and do not materially effect the profitability of a facility. However, the ability to provide these services enables a facility to accept residents reimbursed under the federal Medicare system. Typically, the Medicare system reimburses at a higher daily rate than Medicaid. These Medicare residents are people, not necessarily elderly, who, under another set of regulations, must be discharged from hospitals before they are well enough to go home. The result is that nursing homes that once were a final stop in life's journey have become more like auxiliary hospitals with a substantially shortened length of stay. The pursuit of high reimbursement Medicare residents limits the number of Medicaid beds available to the indigent elderly. These people will be required to live with relatives or find low skilled "foster care" or community based services. Additional challenges confronting the Partnership are market competition and state budgetary restraints.

The Valley Convalescent facility, located in the desert town of El Centro, California, has continued to experience increased personnel costs associated with attracting qualified personnel from a competency challenged labor pool. Despite a small Medicaid rate increase, after a three year freeze, the facility is highly dependent on Medicare for its profitability. Whatever action Congress may take to reduce Medicare payments will have a significant, but, as yet, un quantifiable impact on the facility.

Valley Living, in Idaho Falls, Idaho, has experienced a nearly 20% decrease in occupancy as the result of the opening of a new, competing facility in town. While the facility remains profitable, it is doubtful revenues will be sustainable at prior year levels.

Mountain View Care Center, located in Kimberly, Idaho, has not been able to successfully challenge the competition that opened in 1993, due to its age and location. To protect the interests of the Partnership, the Mountain View facility must continue operations pending a resolution of the sales tax claims and the employee complaint. (See Item 8, Note E)


Liquidity and Capital Resources

At December 31, 1996, the Partnership held cash and cash equivalents of $896,687, a decrease of $428,634 over 1995.

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

At April 30, 1995 the Partnership sold its interests in four of its facilities to another unaffiliated third party resulting in a gain of $347,943. A distribution from this sale of $2,513,502 or $9/unit was made to the limited partners in June 1995.

Neither the General Partner nor its affiliates received any remuneration or distributions from the sale of facilities.

During the fourth quarter of 1994 the State of Idaho asserted a $470,135 deficiency lien against the Partnership's Idaho properties for periods from 1976 through 1988, under a theory of successor liability. Of this amount, $372,921 relates to the remaining two facilities owned as of December 31, 1996, located in Idaho. The Partnership acquired its interests in these properties in June 1987. Although the Partnership believes it has a number of meritorious defenses to the claims of the State of Idaho, an expense was accrued in the fourth quarter of 1994 in the amount of $352,602. The liability reflected as of December 31, 1996 is $279,691 for the remaining two facilities. Any settlement with the state for an amount different than this accrual will be reflected in the results from operations. As of year end 1996, the State of Idaho was reassessing their legal position relative to their claims.

In February 1995, the limited partners of the Partnership received hostile tender offer materials offering to purchase the units of certain limited partners of the Partnership. After a thorough analysis of the tender offer materials, the General Partner recommended that the Limited Partners vote against the tender offer, as such tender offer was not in the best interests of the limited partners of the Partnership. The unfriendly bidder amended its tender offer materials three times requiring the Partnership to respond to the offer at a cost to the Partnership. The tender offer was subsequently withdrawn. The expense of the printed materials and legal advice necessary to represent the Partnership's belief exceeded $160,000.

The Partnership's Balance Sheet, at December 31, 1994, reflected the lower of costs or estimated net realizable value, at that date, of property and equipment. The significant writedown of property and equipment in 1994 was based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies. At December 31, 1993, the nursing facilities were considered operating assets since it was the Partnership's plan to continue to operate the facilities as it had in the past. Consistent with generally accepted accounting principals ("GAAP") and the Partnership's accounting policy for operating assets, property and equipment were carried in the 1993 balance sheet at the lower of cost or estimated undiscounted future cash flows expected to be generated over the remaining estimated useful life of the property and equipment. The remaining estimated useful life of the property and equipment at December 31, 1993 was approximately 23 years.

It is not the objective of GAAP to reflect operating property and equipment at estimated market value less costs of disposal, otherwise known as estimated net realizable value. Instead, under GAAP most property and equipment is carried at cost less accumulated depreciation taken over the years of prior service.

During 1994, as described in the notes to the Financial Statements, the Partnership determined that it would market for sale its interests in the nursing facilities. Since the future life under these circumstances is the length of time required to dispose of the assets as opposed to the much longer term of the assets remaining useful operating life, GAAP and the Partnership's accounting policy require that the property and equipment under these circumstances be carried at the lower of cost (the then existing carrying value) or estimated net realizable value. Accordingly, under these circumstances, the time value of money (over approximately 22 remaining years), the risk of capital invested, local, national and industry conditions including competition, state and federal reimbursement plans and patient mix, among many other factors, are taken into consideration. Consequently, as a result of a change in the Partnership's future direction, a loss on property and equipment representing the difference in (1) the carrying value as determined based on the lower of cost or estimated undiscounted future cash flows over the remaining estimated useful life for operating assets, and (2) the lower of cost or estimated net realizable value at that time was recognized during 1994 in the amount of $6,748,648 and is reflected in the 1994 Financial Statements.

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

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenues) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the
reimbursement rate.   Further, by the end of 1993, several states; because of
federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. In 1996, the latest idea continues to be "block grants" to the states and significant Medicare budgetary reductions. What this means to nursing facilities cannot currently be determined by management of the Partnership.

Private pay sources accounted for 12% of the Partnership's total revenue in 1996, all other revenue came from federal and state entitlement programs. Any reduction in these programs will have an immediate impact on the total revenue and cash flow of the Partnership.

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses , effectively adjusting the carrying value of its long-lived assets, as of December 31, 1994, to estimated net realizable value at the date of writedown and as subsequently depreciated, no material adjustment from the current carrying value to fair value is required.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        QUEST HEALTH CARE FUND VII, L.P.
                         INDEX TO FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----
REPORT OF INDEPENDENT ACCOUNTANTS                                      14

BALANCE SHEETS
     as of December 31, 1996 and 1995                                  15-16

STATEMENTS OF OPERATIONS
     for the years ended December 31, 1996, 1995 and 1994              17

STATEMENTS OF PARTNERS' EQUITY
     for the years ended December 31, 1996, 1995 and 1994              18

STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1996, 1995 and 1994              19-20

NOTES TO FINANCIAL STATEMENTS                                          21

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     for the years ended December 31, 1996, 1995 and 1994              30


All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners
Quest Health Care
  Fund VII, L.P.


We have audited the financial statements and financial statement schedule of Quest Health Care Fund VII, L.P. listed in the index of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Health Care Fund VII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note F to the accompanying financial statements, the Partnership decided to market for sale its operating property and equipment during 1994. Prior to that decision, in accordance with generally accepted accounting principles, the Partnership carried operating property and equipment in its consolidated financial statements at the lower of cost or estimated undiscounted future cash flows, before interest charges, on an individual property basis. As a result of this decision, the Partnership has written down its property and equipment to an estimated net realizable value as determined by management through a charge to earnings of $7,180,571 in 1994. As discussed in Note I, the Partnership is currently marketing for sale its operating assets and intends to liquidate the Partnership thereafter.

Coopers & Lybrand LLP

Raleigh, North Carolina
March 27, 1997

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995






ASSETS                                                    1996          1995
------                                                 -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $   896,687  $  1,325,321
  Accounts receivable, net of allowance for
    doubtful accounts of $33,495 and $25,000 in
    1996 and 1995, respectively                            850,173       914,057
  Prepaid expenses                                         129,411       168,975
                                                        ----------    ----------
   Total current assets                                  1,876,271     2,408,353
                                                        ----------    ----------

PROPERTY AND EQUIPMENT,
  Land                                                     234,662       233,770
  Buildings and improvements                             2,388,741     2,380,901
  Equipment and furnishings                                797,346       755,289
                                                        ----------    ----------
                                                         3,420,749     3,369,960
  Less accumulated depreciation and amortization         2,374,312     2,297,709
                                                        ----------    ----------
    Net property and equipment                           1,046,437     1,072,251
                                                        ----------    ----------


          TOTAL ASSETS                                 $ 2,922,708   $ 3,480,604
                                                        ==========    ==========





See notes to financial statements.

                       QUEST HEALTH CARE FUND VII, L.P.
                          BALANCE SHEETS - CONTINUED
                          December 31, 1996 and 1995





                                                          1996         1995
                                                      -----------  ------------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term obligations          $     9,629   $    14,754
  Trade accounts payable                                   286,815       334,994
  Accrued compensation                                     121,404       116,582
  Accrued insurance                                         92,885       103,962
  Estimated third party settlements                        177,779        26,695
  Estimated sales tax settlement                           279,691       279,691
  Other                                                     81,045        94,036
  Payable to Quest and affiliates                            3,885        11,992
                                                        ----------    ----------
    Total current liabilities                            1,053,133       982,706


LONG-TERM OBLIGATIONS, less current maturities                   -         9,629
                                                        ----------    ----------
    Total liabilities                                    1,053,133       992,335
                                                        ----------    ----------


PARTNERS' EQUITY (DEFICIT):
  Limited Partners                                       2,013,168     2,625,675
  General Partner                                         (143,593)     (137,406)
                                                        ----------    ----------
    Total partners' equity                               1,869,575     2,488,269
                                                        ----------    ----------

    TOTAL LIABILITIES AND PARTNERS' EQUITY             $ 2,922,708   $ 3,480,604
                                                        ==========    ==========




See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                              1996         1995         1994
                                          -----------  -----------  -----------
REVENUES:
  Operating revenue                       $ 6,583,228  $11,951,586  $23,341,171
  Interest income                              36,488       60,802       54,298
  Gain on sales                                     -      548,389            -
                                           ----------   ----------   ----------
    Total revenues                          6,619,716   12,560,777   23,395,469
                                           ----------   ----------   ----------

EXPENSES:
  Wages and salaries                        3,166,852    5,517,823   10,648,385
  Payroll tax & employee benefits             562,490    1,025,189    2,093,889
  Supplies                                    874,445    1,266,143    2,233,580
  Other operating costs                       703,769    1,207,134    3,154,364
  Ancillary services                          869,333    1,216,170    1,887,981
  Health benefits                             135,120      198,210      249,065
  Management fees                             331,027      618,306    1,280,662
  Management fees-affiliate                    67,057      113,966      191,258
  Property taxes                               61,651       82,333      163,305
  Interest                                      2,339       28,179      193,055
  Depreciation & amortization                  76,603      174,379      698,568
  Partnership administration                  387,724      579,408      630,987
  Loss from write down of
      properties                                    -            -    7,180,571
                                           ----------  -----------   ----------
      Total expenses                        7,238,410   12,027,240   30,605,670
                                           ----------  -----------   ----------

Net income (loss) before
  extraordinary gain                      $  (618,694) $   533,537  $(7,210,201)

 Extraordinary items
  Gain from settlement-HSG
    payables                                        -             -      64,012
                                           ----------    ----------  ----------

Net income (loss)                         $  (618,694)  $   533,537 $(7,146,189)
                                           ==========    ==========  ==========

Net income (loss) per limited
  partnership unit

  Income (loss) before
    extraordinary gain                    $     (2.19)         1.89      (25.56)
  Extraordinary items                               -             -         .23
                                           ----------    ----------  ----------

Net income (loss) per limited
  partnership unit                        $     (2.19)  $      1.89  $   (25.33)
                                           ==========    ==========   =========

Distributions paid per limited
  partnership unit                        $         -   $     19.00  $        -
                                           ==========    ==========   =========

Weighted average limited partnership
  units outstanding                           279,278       279,278     279,278
                                           ==========    ==========    ========

See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994




                                                                       Total
                                              General     Limited     Partners'
                                              Partner     Partners     Equity
                                             --------    ----------   ---------
Balance at December 31, 1994                  (142,741)   7,403,755     7,261,014

Net income                                       5,335      528,202       533,537

Distributions                                        -   (5,306,282)   (5,306,282)
                                               -------   ----------    ----------

Balance at December 31, 1995                 $(137,406) $ 2,625,675   $ 2,488,269

Net income (loss)                               (6,187)    (612,507)     (618,694)
                                              --------   ----------     ---------

Balance at December 31, 1996                 $(143,593) $ 2,013,168   $ 1,869,575
                                              ========   ==========    ==========





See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994





                                             1996        1995         1994
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from residents and
    government agencies                 $ 6,647,112  $12,361,404  $23,042,388
  Cash paid to suppliers and employees   (6,959,602) (12,117,721) (22,326,602)
  Interest received                          36,488       60,802       54,298
  Interest paid                              (2,339)     (28,179)    (193,860)
  Real estate taxes paid                    (84,750)    (119,120)    (148,473)
                                         ----------   ----------   ----------
  Net cash provided by (used in)
    operating activities                   (363,091)     157,186      427,751
                                         ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchases of property
    and equipment                           (50,789)     (39,434)     (68,819)
  Proceeds from sale of property                  -    5,070,998       40,326
  Reduction of restricted escrow and other        -            -       71,486
  Funding of restricted accounts                  -       (4,495)      (7,262)
                                         ----------   ----------   ----------
  Net cash provided by (used in)
    investing activities                    (50,789)   5,027,069       35,731
                                         ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bond refinancing costs                          -            -      (55,409)
  Bond or loan proceeds                           -            -    1,830,000
  Bond paid off                                   -            -   (1,830,000)
  Principal payments on debt
    obligations                             (14,754)     (22,111)     (96,525)
  Distributions to Partners                       -   (5,306,282)           -
                                         ----------   ----------   ----------
  Net cash used in
    financing activities                    (14,754)  (5,328,393)    (151,934)
                                         ----------   ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                              (428,634)    (144,138)     311,548
  Cash and cash equivalents at the
    beginning of the year                 1,325,321    1,469,459    1,157,911
                                         ----------   -----------   ---------
  Cash and cash equivalents at the
    end of the year                     $   896,687  $ 1,325,321   $1,469,459
                                         ==========   ===========   =========





See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994



                                             1996        1995         1994
                                         -----------  -----------  -----------
RECONCILIATION OF NET INCOME (LOSS)
  TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES

Net income (loss)                       $  (618,694) $   533,537  $(7,146,189)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization            76,603      174,379      698,568
    Gain on sale of facilities                    -     (548,389)           -
    Charge off of abandoned development
      costs or deferred loan costs                -       92,303            -
    Loss from write down of properties            -            -    7,180,571
    Loss on transfer of property                  -            -        2,174
    Settlement HSG payables                       -            -      (64,012)
  Changes net of effect of sold or
    foreclosed facilities:
        Accounts receivable                  63,884      409,818     (300,957)
        Prepaid expenses and
          other current assets               39,564     (186,104)    (598,147)
        Accounts payable and accrued
          liabilities                        83,659     (301,174)     643,791
        Payable to Quest                     (8,107)     (17,184)      11,952
                                         ----------   ----------   ----------

Net cash provided by (used in)
  operating activities                  $  (363,091) $   157,186  $   427,751
                                         ==========   ==========   ==========





SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:


                                            1996           1995        1994
                                         ----------     ----------  ----------
Debt assumed by purchaser in sale        $       -    $   63,300     $      -





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

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1996, the Partnership maintained cash balances at these banks aggregating $683,595 in excess of the $100,000 FDIC insured maximum.


3. Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Medicaid and Medicare revenues are recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

The Partnership grants unsecured credit to the residents of its facilities. Inherent in this practice is a credit risk of non-collection. Management has provided an allowance which it believes will be sufficient to absorb all uncollectible amounts existing at December 31, 1996 and 1995, respectively.

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

The sources of patient revenues for years ended December 31, 1996, 1995 and 1994 are:

                                    1996        1995        1994
                                  --------    --------    --------
Medicaid                              49%         58%         65%
Private Pay                           12%         13%         14%
VA, Medicare and Other                39%         29%         21%
                                      ---        ----        ----
                                     100%        100%        100%
                                    =====       =====       =====


The significant components of accounts receivable at December 31, 1996 and 1995 are:

                                            1996       1995
                                           ------     ------
    Medicaid                                 47%        47%
    Private Pay                               9%        10%
    VA, Medicare & Other                     44%        43%
                                          ------     ------
                                            100%       100%
                                          ======     ======

Payments by both the state and federal governments are normally received within 60-90 days. During the third quarter revenue was decreased by approximately $125,000 representing cost report settlements in excess of estimated amounts previously recorded.

4. Property and Equipment

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of Leased Assets is included in depreciation and amortization expense. Renewals and betterment are capitalized and repairs and maintenance are charged to operations as incurred.

Effective January 1, 1996, the Partnership recognizes impairment losses on property and equipment in accordance with the Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of". Since the Partnership has recognized impairment losses, as discussed in Notes F and G, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value as of December 31, 1994, which has been further depreciated during 1995 and 1996, no significant adjustment of carrying value at December 31, 1996 to the lower of carrying value or fair value is currently required. Prior to 1996, the Partnership recognized an impairment loss on operating property and equipment of its long-term care facilities when it became probable that the carrying amount of the facility would not be recoverable through future operations. Write downs were charged to operations for the difference in the net carrying value and the estimated undiscounted future cash flows before interest charges of the facility.

Upon the determination that a facility will be abandoned, foreclosed, placed on the market for sale, or otherwise disposed of, the facility's carrying value is

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

4. Property and Equipment continued

adjusted to the estimated fair value, if less than carrying value, through a charge to operations. See Note G.

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

9. Fair Value of Financial Instruments

During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.

The carrying value of cash and cash equivalents, approximate fair value due to the short-term nature of these instruments. There are no off-balance sheet financial instruments to which the Partnership is subject.

NOTE B TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments to QASLP under these contracts in 1996, 1995 and 1994 and were $67,057, $113,966 and $191,258, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE B TRANSACTIONS WITH AFFILIATES continued

employees. Approximately $135,120, $198,210, and $249,065 was recorded under this arrangement in 1996, 1995, and 1994, respectively.

Partnership administration costs paid through QASLP were $387,724, $579,408, and $630,987 in 1996, 1995, and 1994, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs.

NOTE C  LONG-TERM OBLIGATIONS

A summary of the long-term obligations of the Partnership at December 31, 1996 and 1995 follows:

                                                                         1996            1995
                                                                     ------------    ------------
13.75% installment notes related to four
vans in 1994 and to one in 1995 collateralized
by the vehicles.  Monthly payments of principal
and interest of $398.  Notes are due
May, 1997.                                                               7,705           18,267

9.5% installment notes related to five vans in
1994 and to two in 1995, collateralized by the
vehicles.  Monthly payments of principal and
interest of $998.  Notes are due August, 1997                            1,924            6,116
                                                                     ---------        ---------
                                                                         9,629           24,383
Less current maturities                                                  9,629           14,754
                                                                     ---------        ---------
Long-term portion                                                   $        -       $    9,629
                                                                     =========        =========

NOTE D  LITIGATION


During the third quarter of 1994, the Partnership settled its litigation with Healthcare Services Group, Inc., with $64,012 being recognized as a non-cash extraordinary gain for 1994.

In 1994, a complaint associated with a sexual harassment and wrongful termination was filed against the Partnership. In the fourth quarter of 1996, a complaint for discrimination and wrongful termination was received by one of
the Partnership's facilities.   The Partnership's liability, if any, is not
determinable at this time and no provision has been made in the accompanying Financial Statements. It is the opinion of management that the ultimate resolution will not have a material effect on the Partnership's financial position. There has been no significant change in the status of this litigation.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE D LITIGATION continued


In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for the years 1976 through 1988 under a theory of successor liability for approximately $470,000. The Partnership has recorded a provision in the 1994 Financial Statements for $352,602, at December 31, 1994. As a result of selling certain facility interests in 1995, this successor liability was reduced to approximately $373,000 and the reserves were reduced to $279,691. As of year end 1996 the reserve remains as $279,691. The amount of this liability could change in the near term and the difference between the final settlement and the recorded liability of $279,691 will be reflected in the results from operations. As of year end 1996, the state was reassessing their position relative to these claims.

NOTE E  TAXABLE LOSS

A reconciliation between the net income (loss) for financial reporting purposes and the taxable income (loss) for income tax purposes follows:


                                                                    Year Ended December 31,
                                                             1996             1995             1994
                                                          ----------       ----------       ----------
Financial statement net income (loss)                    $ (618,694)      $   533,537      $(7,146,189)

Add:
  Bad debts                                                   8,495                 -           61,747
  Write down of properties                                        -                 -        7,180,571
  Jobs tax credit                                                 -                 -           72,134
  Prior year expense accrual                                (11,203)         (369,512)         369,512

  Current year expense accrual                                9,284            11,203                -
Deduct:
  Minority interest                                           4,272             2,171           (8,631)
  Excess of tax over book depreciation                     (186,071)         (248,609)        (184,847)
  Excess of tax over book basis
  of disposed facilities                                          -        (6,653,391)               -
  Bad debts                                                       -
                                                                             (121,298)               -
  Other                                                           -             2,023                -
                                                           --------         ----------       ---------
Taxable income (loss)                                    $ (793,917)      $(6,843,876)      $  344,297
                                                          =========        ==========        =========

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE F IMPAIRMENT LOSS

Consistent with the Partnership's accounting policy as described in Note A, the Partnership reflected the property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns if applicable) or estimated net realizable value at that date, determined on an individual nursing home basis. Writedowns of $762,797 and $1,518,905 were applied to Valley Living Center and Valley Convalescent Center, respectively, which represented Management's opinion of the excess carrying value at that date over the estimated net realizable value of these two properties. The remaining facilities, except the Church Hill facility, were also adjusted to estimated net realizable value, resulting in an additional writedown of $4,898,869 (Note
G).  No further adjustments are believed necessary in 1996.

NOTE G SALE OF FACILITIES

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





NOTE H PRO FORMA INFORMATION (UNAUDITED)

Due to the impact of the Partnership selling its interests in five of its facilities during 1995, historical results of operations may not be indicative of future results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described occurred as of January 1, 1995.

The unaudited pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the effects of the sales, described in Note H have been made.


                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                      For the Year Ended December 31, 1995
                            (Unaudited in thousands)

                                                Historical               Adjustments               Pro Forma
                                              --------------           --------------            -------------
Revenues:                                        $    12,012          $   (5,300)  (A)           $       6,712
                                                     -------              -------                      -------

Expenses:
 Wages and salaries                             $      5,518         $    (2,537)  (A)           $       2,981
 Operating expenses                                    4,913              (2,140)  (A)                   2,773
 Management fees                                         618                (287)  (A)                     331
 Management fees-affiliate                               114                 (48)  (A)                      66
 Property taxes and interest                             111                 (52)  (A)                      59
 Depreciation and amortization                           174                 (92)  (A)                      82
 Partnership administration                              579                                               579
                                                      ------             -------                         -----
                                                      12,027              (5,156)                        6,871
                                                      ------              -------                       ------

Net income (loss) (B)                           $        (15)         $      144                   $      (159)
                                                      ======             =======                         =====



(A) The pro forma adjustments remove the revenues and expenses directly related to the five nursing homes sold.

(B) The historical statement of operations for the period ended December 31, 1995 includes a gain of $548, in thousands, from the sale of five facilities. This amount is not included in the above pro forma condensed statement of operations due to its non recurring nature.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE I GOING CONCERN

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

Management of the Partnership believes that successful control of facility and Partnership expenses and the established cash reserves from the sales of facilities should enable the Partnership to meet its obligations and upon the final sale of its assets, liquidate in an orderly fashion.

NOTE J  SUBSEQUENT EVENT

Subsequent to December 31, 1996, the Partnership entered into a contract with an unaffiliated third party to sell all of the assets of one of its subsidiary partnerships. The contract calls for all cash consideration to be paid at the date of closing. The Partnership will distribute the proceeds of sale, should the sale be completed, as part of its final liquidation.

                        QUEST HEALTH CARE FUND VII, L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1995 and 1994





                                                              Additions     Receivables     Write-off of
                                             Balance at       Charged to    Charged         Allowance
                                             Beginning        Costs and     Against         for Sold         Balance at
Description                                  of Period        Expenses      Allowances      Facilities       End of Period
-----------                                  ---------        ---------     ----------      ----------       -------------
Year ended December 31, 1996
----------------------------

Allowance for
  doubtful accounts                        $  25,000        $   30,000       $  (21,505)      $        -       $   33,495
                                            ========         =========        =========        =========        =========



Year ended December 31, 1995
----------------------------

Allowance for
  doubtful accounts                        $ 262,636        $   17,265       $  (53,570)      $(201,331)       $   25,000
                                             ========         =========        =========        ========         =========




Year ended December 31, 1994
----------------------------

Allowance for
  doubtful accounts                        $ 246,153        $  103,387       $  (86,904)      $       -        $ 262,636
                                            ========         =========        =========        ========         ========

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

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. Quest became the general partner of the Partnership on August 1, 1990. The general partner of Quest is Quest Rescue Partners - 7 Corp. The principal officers and directors of the general partner of Quest are as follows:


                                               Other Principal Occupations and Other
Name and Position                     Age      Directorships During the Past 5 Years
-----------------                     ---      -------------------------------------
Stuart C. Berry                       43
  Chairman, President &
  Secretary                                    Chairman of Quest Financial Corp. and the Quest
                                               Affiliates, and has been since their inception in 1989.  Assumed position of President in the fourth quarter of 1996.  Mr. Berry received a B.S.
                                               degree in Finance from Babson College, Wellesley, Massachusetts in l976.

Effective as of September 30, 1996, Michael G. Hunter, president and a director of the general partner of the general partner of the Partnership, relinquished his stock and resigned his positions with such entity and is no longer involved in the management of the Partnership.

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

The independent management companies engaged by the Partnership receive a management fee of 5% of gross operating revenues. Quest Administrative Services, L.P., an affiliate of Quest, receives a fee of 1% of gross operating revenues for providing certain management services. These fees are proscribed in the Partnership Agreement and the structure permits a rapid and efficient method of termination of a facility manager, should the need ever arise. Total payments to QASLP under this agreement in 1996 were $67,057. Quest created an employee benefit trust in compliance with the guidelines promulgated by VEBA and ERISA. Approximately $135,120 was recorded under this arrangement in 1996. See Note B to the accompanying consolidated financial statements appearing in
Item 8.

(C)    No management persons are indebted to the Partnership.

(D)    There have been no significant transactions with promoters.


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)    The following documents are filed as a part of this report:

       1.  Consolidated Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1996 and 1995

           Consolidated Statements of Operations
             for the Years Ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows
             for the Years Ended December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules


             Schedule II - Valuation and Qualifying Accounts
               for the Years Ended December 31, 1996, 1995 and 1994



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

             22                       List of majority owned partnerships.

             27                       Financial Data Schedule (for SEC use only).



(B)    Reports on Form 8-K:
             None during the fourth quarter of 1996.

(C) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

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




                                 QUEST HEALTH CARE
                                 FUND VII, L.P.


                                 By:  QUEST RESCUE PARTNERS - 7, L.P.
                                      General Partner

                                 By:  QUEST RESCUE PARTNERS - 7 CORP,
                                      General Partner

Date: March 31, 1997             By:/s/ Stuart C. Berry
     -------------------            --------------------------------
                                      Stuart C. Berry
                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:




Date: March 31, 1997             /s/ Stuart C. Berry
     -------------------         --------------------------------
                                 Stuart C. Berry
                                 CEO/CFO of the
                                 General Partner of
                                 the General Partner.