Form 10-Q
period 1997-03-31
QUEST HEALTH CARE FUND VII LP
filed 1997-05-21
CIK 797672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                     to
                                           -------------------     ------------
             Commission file number   0-15693



                        QUEST HEALTH CARE FUND VII, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   58-1697905
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


                                TOTAL OF 12 PAGES

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                             March  31,      December 31,
                                                            -----------      ----------
                                                                1997             1996
                                                            -----------      ----------
CURRENT ASSETS
   Cash and cash equivalents                                $   749,474      $  896,687
   Accounts receivable, net of allowance
      for doubtful accounts of $38,099 and
      $33,495 at March 31, 1997 and
      December 31, 1996, respectively                           975,722         850,173
   Prepaid expenses                                              90,689         129,411
                                                            -----------      ----------

         Total current assets                                 1,815,885       1,876,271
                                                            -----------      ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                         234,662         234,662
   Buildings and improvements                                 2,388,021       2,388,741
   Equipment and furnishings                                    822,214         797,346
                                                            -----------      ----------
                                                              3,444,897       3,420,749
   Less accumulated depreciation and amortization            (2,393,668)      2,374,312
                                                            -----------      ----------

         Net property and equipment                           1,051,229       1,046,437
                                                            -----------      ----------


TOTAL ASSETS                                                $ 2,867,114      $2,922,708
                                                            ===========      ==========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY


                                                        March 31,       December 31,
                                                       -----------      ------------
                                                           1997             1996
                                                       -----------      ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                $     5,655      $     9,629
   Trade accounts payable                                  301,989          286,815
   Accrued compensation                                    263,261          121,404
   Accrued insurance                                        47,528           92,885
   Estimated third party settlements                       102,349          177,779
   Estimated sales tax settlement (Note 4)                 279,691          279,691
   Accrued expenses                                         72,189           51,128
   Other                                                    66,819           29,917
   Payable to Quest and affiliates                          20,874            3,885
                                                       -----------      -----------

         Total current liabilities                       1,160,355        1,053,133



PARTNERS' EQUITY
   Limited Partners                                      1,851,980        2,013,168
   General Partner                                        (145,221)        (143,593)
                                                       -----------      -----------

        Total partners' equity                           1,706,759        1,869,575
                                                       -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 2,867,114      $ 2,922,708
                                                       ===========      ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS



                                                            For the
                                                       Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------
REVENUES:
     Operating revenue                            $ 1,621,019      $ 1,732,850
     Interest income                                    1,703           11,443
                                                  -----------      -----------
Total revenues                                      1,622,722        1,744,293
                                                  -----------      -----------

EXPENSES:
     Wages & salaries                                 790,238          808,095
     Payroll tax & employee benefits                  132,624          158,456
     Supplies                                         196,604          236,323
     Other operating expenses                         146,473          132,862
     Ancillary services                               258,014          272,250
     Health benefits                                   27,240           39,190
     Management fees                                   80,832           88,755
     Management fees-affiliate                         16,321           17,757
     Property taxes                                    15,333           15,895
     Interest                                             214              737
     Depreciation and amortization                     19,356           20,821
     Partnership administration                       102,289           64,339
                                                  -----------      -----------

Total expenses                                      1,785,538        1,855,480
                                                  -----------      -----------


NET LOSS                                          $  (162,816)     $  (111,187)
                                                  ===========      ===========


NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                $      (.58)     $      (.39)
                                                  ===========      ===========

Weighted average limited partnership
     units outstanding                                279,278          279,278
                                                  ===========      ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY


                                                                            Total
                                         General         Limited          Partners'
                                         Partner         Partners          Equity
                                        ---------      -----------      -----------
Balance at December 31, 1995            $(137,406)     $ 2,625,675      $ 2,488,269

Net income                                 (1,112)        (110,075)        (111,187)
                                        ---------      -----------      -----------


Balance at March 31, 1996               $(138,518)     $ 2,515,600      $ 2,377,082
                                        =========      ===========      ===========




Balance at December 31, 1996            $(143,593)     $ 2,013,168      $ 1,869,575

Net income                                 (1,628)        (161,188)        (162,816)


Balance at March 31, 1997               $(145,221)     $ 1,851,980      $ 1,706,759
                                        =========      ===========      ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS


                                                           Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                          1997              1996
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                              $ 1,495,470      $ 1,604,196
   Cash paid to suppliers and
      employees                                         (1,609,663)      (1,691,354)
   Interest received                                         1,703           11,443
   Interest paid                                              (214)            (737)
   Property taxes paid                                      (6,387)         (42,274)
                                                       -----------      -----------

Net cash used in
  operating activities                                    (119,091)        (118,726)
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payment for purchases of property
      and equipment                                        (24,148)          (9,193)
                                                       -----------      -----------

Net cash used in
 investing activities                                      (24,148)          (9,193)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                     (3,974)          (3,329)
                                                       -----------      -----------

Net cash used in financing activities                       (3,974)          (3,329)
                                                       -----------      -----------

DECREASE IN CASH AND CASH
   EQUIVALENTS                                            (147,213)        (131,248)

Cash and cash equivalents at beginning of
   period                                                  896,687        1,325,321
                                                       -----------      -----------

Cash and cash equivalents at end of period             $   749,474      $ 1,194,073
                                                       ===========      ===========











The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                   -------------------------
                                                                                     1997            1996
                                                                                   ---------      ---------

RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:

   Net loss                                                                        $(162,816)     $(111,187)

   Adjustments to reconcile net loss to net cash used in operating activities:

            Depreciation and amortization                                             19,356         20,821

   Changes in assets and liabilities:

            Accounts receivable                                                     (125,549)      (128,654)

            Other current assets                                                      38,722         59,380

            Accounts payable and accrued
               liabilities                                                            94,207         42,334

            Payable to Quest and affiliates                                           16,989         (1,420)
                                                                                   ---------      ---------

Net cash used in
  operating activities                                                             $(119,091)     $(118,726)
                                                                                   =========      =========

The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997

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

NOTE 2 CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits and money market funds.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1997, the Partnership maintained cash balances at these banks aggregating $509,586 in excess of the $100,000 FDIC insured maximum.


NOTE 3 TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments to QASLP under these contracts for the periods ending March 31, 1997 and 1996 were $16,321 and $17,757, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $27,240 and $39,190 was recorded under this arrangement for the periods ending March 31, 1997 and 1996, respectively.

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

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for the years 1976 through 1988 under a theory of successor liability for approximately $470,000. The Partnership has recorded a provision in the 1994 Financial Statements for $352,602, at December 31, 1994. As a result of selling certain facility interests in 1995, this successor liability was reduced to approximately $373,000 and the reserves were reduced to $279,691. As of year end 1996 the reserve remains at $279,691. The amount of this liability could change in the near term and the difference between the final settlement and the recorded liability of $279,691 will be reflected in the results from operations. As of year end 1996, the state was reassessing its position relative to these claims.



NOTE 5 FACILITY SALES

During the first quarter of 1997, the Partnership entered into a contract with an unaffiliated third party to sell all of the assets of one of its subsidiary partnerships. The contract calls for all cash consideration to be paid at the date of closing. The Partnership will distribute the proceeds of sale, should the sale be completed, as part of its final liquidation.


NOTE 6 GOING CONCERN

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

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Revenues:

Revenues for the first quarter of 1997 decreased $121,571 when compared to the first quarter in 1996. The majority of this decrease is a result of lower occupancies at the facilities, in particular, Valley Living Center where market competition with newer facilities in town has effected the facility. At Valley Convalescent there have been fewer discharges from the hospital. As the Medicare census rebuilds at the facility the ancillary revenue associated with these types of patients will increase as well.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at March 31, 1997 and December 31, 1996 are:

                                                                            1997              1996
                                                                          ------             ------
Medicaid                                                                     46%                 48%
Private Pay                                                                  11%                 10%
VA, Medicare and Other                                                       43%                 42%
                                                                          ------             ------
                                                                            100%                100%
                                                                          ======             ======

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended March 31, 1997 and 1996 are:

                                                                            1997                1996
                                                                          -------             ------
Medicaid                                                                     43%                 47%
Private Pay                                                                  13%                 11%
VA, Medicare and Other                                                       44%                 42%
                                                                          -------             ------
                                                                            100%                100%
                                                                          =======             ======

Expenses:

Expenses for the first quarter of 1997 decreased $69,942 when compared to the first quarter of 1996. These decreases are attributable to payroll decreases and decreased ancillary utilization as well as effective expense and personnel controls as a result of lower occupancies. The increase in partnership administration expenses during the first quarter is primarily legal expenses necessitated by the negotiation of the contract on the Valley Convalescent facility as well as costs incurred with preparing the other facilities for sale.


Liquidity and Capital Resources:

At March 31, 1997, the Partnership held cash and cash equivalents of $749,474. This is a decrease of $147,213 since December 31, 1996. This is due primarily to cash used in operating activities. There are no major capital improvements planned at the remaining facilities.

During the first quarter of 1997, the Valley Convalescent facility experienced some delay in collecting its Medicare receivables. This is primarily as a result of the resignation of Aetna Insurance Company as the Medicare intermediary and the conversion to Mutual of Omaha as the Medicare intermediary for that facility. The delays seem to have been resolved subsequent to the end of the first quarter and are not anticipated to create further problems. The Valley Convalescent facility, located two hours east of San Diego in the desert, continues to experience difficulty in attracting qualified, certified nursing assistants and is continuing to experience wage competition from non-nursing home businesses. This, in addition to accrued vacation at all partnership facilities, was the primary reason for the increase in accrued compensation.

The Valley Living Center, located in Idaho Falls, Idaho, has done well at controlling its expenses, however, the facility is in direct competition with newly built assisted living properties in the same town and has experienced a decrease in occupancy. This situation is not expected to change until such time as the competing facilities achieve a stable occupancy. The Mountain View facility, located in Kimberly, Idaho, has not made significant progress in increasing its occupancy.

Litigation filed against two of the Partnership's majority owned facility partnerships continues unabated. As of this writing, the litigation has not effected the Partnership's plan of liquidation and the Partnership will use whatever strategies are necessary to protect its interests and to complete its liquidation. The sale of the Valley Convalescent facility is proceeding according to contract and negotiations for the sale of the two remaining facilities are drawing to a conclusion.

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

    None during the first quarter of 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUEST HEALTH CARE
                                       FUND VII, L.P.
                                       (Registrant)


                                       By: QUEST RESCUE PARTNERS - 7, L.P.
                                       General Partner

                                       By: QUEST RESCUE PARTNERS - 7 Corp.


Date:   May 20, 1997                   By: /s/ Stuart C. Berry
      ----------------                     -------------------
                                           CEO/CFO