Form 10-Q
period 1997-06-30
QUEST HEALTH CARE FUND VII LP
filed 1997-08-28
CIK 797672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
[X]  ACT OF 1934

             For the quarterly period ended          June  30, 1997
                                             ---------------------------------
                                                           OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]  EXCHANGE ACT OF 1934

             For the transition period from                     to
                                            -------------------  ---------------

             Commission file number   0-15693
                                   ---------------

                        QUEST HEALTH CARE FUND VII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                   58-1697905
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

            1117 Perimeter Center West Suite E-210 Atlanta, GA     30338
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code       (770) 671-1014
                                                  ------------------------------

         Formerly: Southmark/CRCA Health Care Fund VII, L.P.
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No
                                            -----     ------

                             There are no exhibits

                               TOTAL OF 14 PAGES

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION





ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                      June 30,      December 3
                                                    ------------    ----------
                                                        1997            1996
                                                    ------------    ----------
CURRENT ASSETS
   Cash and cash equivalents                        $  359,401      $  896,687
   Accounts receivable, net of allowance
      for doubtful accounts of $9,495 and
      $33,495 at June 30, 1997 and
      December 31, 1996, respectively                1,563,524         850,173
   Prepaid expenses                                     34,677         129,411
                                                    ----------      ----------
         Total current assets                        1,957,602       1,876,271
                                                    ----------      ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                234,662         234,662
   Buildings and improvements                        2,388,021       2,388,741
   Equipment and furnishings                           847,282         797,346
                                                    ----------      ----------
                                                     3,469,965       3,420,749
   Less accumulated depreciation and amortization    2,413,368       2,374,312
                                                    ----------      ----------
         Net property and equipment                  1,056,597       1,046,437
                                                    ----------      ----------
TOTAL ASSETS                                        $3,014,199      $2,922,708
                                                    ==========      ==========









The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY




                                               June 30,      December 31,
                                              ----------     ------------
                                                 1997            1996
                                              ----------     ------------
CURRENT LIABILITIES
   Current maturities of long-term debt      $     1,972    $     9,629
   Trade accounts payable                        395,266        286,815
   Accrued compensation                          178,143        121,404
   Accrued insurance                               9,441         92,885
   Estimated third party settlements               4,322        177,779
   Estimated sales tax settlement (Note 4)           -0-        279,691
   Accrued management fees                        38,461          2,813
   Accrued expenses                               54,663         78,232
   Payable to Quest and affiliates                10,563          3,885
                                             -----------    -----------
         Total current liabilities               692,831      1,053,133




PARTNERS' EQUITY
   Limited Partners                            2,460,443      2,013,168
   General Partner                              (139,075)      (143,593)
                                             -----------    -----------
        Total partners' equity                 2,321,368      1,869,575
                                             -----------    -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 3,014,199    $ 2,922,708
                                             ===========    ===========










The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF OPERATIONS


                                                                          For the                                For the
                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                               -----------------------------           -------------------------
                                                                   1997               1996               1997            1996
                                                               ----------           --------           ---------       ---------

REVENUES:
     Operating revenue                                         $2,091,972         $1,789,717         $ 3,712,991       $ 3,522,567
     Other income                                                 273,037                -0-             273,037               -0-
     Interest income                                                1,566              7,290               3,269            18,733
                                                               ----------         ----------         -----------       -----------
            Total revenues                                      2,366,575          1,797,007           3,989,297         3,541,300
                                                               ----------         ----------         -----------       -----------

EXPENSES:
     Wages & salaries                                             724,065            831,491           1,514,303         1,639,586
     Payroll tax & employee benefits                              121,288            150,428             253,912           308,884
     Supplies                                                     209,988            234,022             406,591           470,345
     Other operating expenses                                     182,094            154,269             328,567           287,131
     Ancillary services                                           254,679            254,375             512,693           526,625
     Health benefits                                               26,420             35,300              53,660            74,490
     Management fees                                               88,807             89,153             169,639           177,908
     Management fees-affiliate                                     17,761             17,966              34,082            35,723
     Property taxes                                                15,333             15,263              30,666            31,158
     Interest                                                         159                678                 373             1,415
     Depreciation and amortization                                 19,699             19,080              39,056            39,901
     Partnership administration                                    91,673             87,901             193,962           152,240
                                                               ----------         ----------         -----------       -----------
            Total expenses                                      1,751,966          1,889,926           3,537,504         3,745,406
                                                               ----------         ----------         -----------       -----------
Net income (loss)                                              $  614,609         $  (92,919)        $   451,793       $  (204,106)
                                                               ==========         ==========         ===========       ===========
Net income (loss) per Limited
     Partnership Unit                                          $     2.18         $    ( .33)        $      1.60       $     ( .72)
                                                               ==========         ==========         ===========       ===========
Weighted average Limited Partnership
     Units outstanding                                            279,278            279,278             279,278           279,278
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

                        QUEST HEALTH CARE FUND VII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY



                                                                                             Total
                                                    General            Limited              Partners'
                                                    Partner           Partners               Equity
                                                   ---------         ----------            ---------



Balance at December 31, 1995                       $(137,406)        $2,625,675           $2,488,269

Net loss                                              (2,041)          (202,065)            (204,106)
                                                   ---------         ----------           ----------

Balance at June 30, 1996                           $(139,447)        $2,423,610           $2,284,163
                                                    ========         ==========           ==========




Balance at December 31, 1996                       $(143,593)        $2,013,168           $1,869,575

Net income                                             4,518            447,275              451,793
                                                   ---------         ----------           ----------

Balance at June 30, 1997                           $(139,075)        $2,460,443           $2,321,368
                                                   =========         ==========           ==========









The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS



                                                     Six Months Ended
                                                         June 30,
                                                -----------------------
                                                 1997            1996
                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                    $ 2,999,640    $ 3,030,190
   Cash paid to suppliers and
      employees                               (3,455,758)    (3,512,142)
   Interest received                               3,269         18,733
   Interest paid                                    (373)        (1,415)
   Property taxes paid                           (27,191)       (55,627)
                                             -----------    -----------
Net cash provided (used) by operating
   activities                                   (480,413)      (520,261)
                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchases of property
      and equipment                              (49,216)       (19,468)
                                             -----------    -----------
Net cash provided (used) by investing
  activities                                     (49,216)       (19,468)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt           (7,657)        (6,997)
                                             -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES             (7,657)        (6,997)
                                             -----------    -----------
Increase (decrease) in cash and cash
   equivalents                                  (537,286)      (546,726)
Cash and cash equivalents at beginning of
   period                                        896,687      1,325,321
                                             -----------    -----------
Cash and cash equivalents at end of period   $   359,401    $   778,595
                                             ===========    ===========







The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                        June 30,
                                                 -----------------------
                                                   1997            1996
                                                 -------         -------
RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

   Net income (loss)                            $ 451,793    $(204,106)

   Adjustments to reconcile net income (loss)
      to net cash provided by
         operating activities:

            Depreciation and amortization          39,056       39,901

   Changes in assets and liabilities

            Accounts receivable                  (713,351)    (492,377)

            Prepaid and other current assets       94,734      120,041

            Accounts payable and accrued
               liabilities                       (359,323)      (2,803)

            Payable to Quest and affiliates         6,678       19,083
                                                ---------    ---------

Net cash (used in)
   operating activities                         $(480,413)   $(520,261)
                                                =========    =========










The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1997

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

NOTE 2 CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1997, the Partnership maintained cash balances at these banks aggregating $170,543 in excess of the $100,000 FDIC insured maximum.

NOTE 3 TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, receives 1% of gross property operating revenue relating to services provided directly to the facilities. Total payments to QASLP under these contracts for the six month periods ending June 30, 1997 and 1996 were $34,082 and $35,723, respectively.

Quest, in an effort to continue certain health benefits for employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administra-

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 TRANSACTIONS WITH AFFILIATES continued

tion and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $53,660 and $74,490 was recorded under this arrangement for the six month period ending June 30, 1997 and 1996, respectively.

Partnership administration costs paid through QASLP were $193,962 and $152,240 for the six month periods ending June 30, 1997 and 1996, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs. Partnership administration has been reduced through effective cost controls. Significant legal and accounting expenses were incurred in conjunction with the negotiation of the sale of the Partnership's interests in certain facilities in 1996 and in 1997 in conjunction with defending the Partnership against employee litigation.

NOTE 4  LITIGATION

In 1994, a complaint associated with a sexual harassment and wrongful termination was filed against the Partnership. In the fourth quarter of 1996, a complaint for discrimination and wrongful termination was received by one of the Partnership's facilities. The Partnership's liability, if any, is not determinable at this time and no provision has been made in the accompanying Financial Statements. It is the opinion of management that the ultimate resolution will not have a material effect on the Partnership's financial position. However, the cost of defending against the litigation is a continuing burden on the Partnership. There has been no significant change in the status of this litigation.

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for the years 1976 through 1988 under a theory of successor liability for approximately $470,000. The Partnership had recorded a provision in the 1994 Financial Statements for $352,602, at December 31, 1994. As a result of selling certain facility interests in 1995, this successor liability was reduced to approximately $373,000 and the reserves were reduced to $279,691. During the second quarter of 1997, the Partnership settled the case by paying $6,654, to the State of Idaho. The balance of the reserve is no longer necessary and its removal was recorded as Other Income, thereby increasing the equity of the Partnership.

NOTE 5 FACILITY SALES

During the first quarter of 1997, the Partnership entered into a contract with an unaffiliated third party to sell the assets of one of its subsidiary partnerships. Subsequent to the second quarter, the Partnership entered into a new contract with this purchaser to sell all of the assets of all three of its

                        QUEST HEALTH CARE FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 FACILITY SALES continued

remaining subsidiary partnerships. The contract calls for all cash consideration to be paid at the date of closing. The Partnership will distribute the proceeds of sale, should the sale be completed, as part of its final liquidation.

NOTE 6 NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued its Statements No. 128, "Earnings Per Share", No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". Adoption of these Statements is not expected to materially impact the financial statements.

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

                                     PART I

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Revenues:

Revenues for the six months ended June 30, 1997 increased $447,997 when compared to the same period in 1996. The majority of this increase is a result of recognition of prior year receivables from cost reports filed with Medicare. In addition, the settlement of the Idaho sales tax case required the reversal of the reserve for liability to appear as Other Income.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at June 30, 1997 and December 31, 1996 are:

                                           1997                1996
                                         -------              ------
Medicaid                                    38%                 47%
Private Pay                                  7%                  9%
VA, Medicare and Other                      55%                 44%
                                           ---                 ---
                                           100%                100%
                                           ===                 ===

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for the six months ended June 30, 1997 and 1996 are:

                                           1997                1996
                                         -------              ------
Medicaid                                    39%                 46%
Private Pay                                 11%                 11%
VA, Medicare and Other                      50%                 43%
                                           ---                 ---
                                           100%                100%
                                           ===                 ===

Receivables increased $713,351 during the six months ended June 30, 1997, primarily as a result of delayed payments by Medicare. Subsequent to June 30, 1997, a substantial portion of the increase was recovered and additional collections are expected.

Expenses:

Expenses for the six months ended June 30, 1997 decreased $207,902 when compared to the same period of 1996. These decreases are attributable to payroll decreases and decreased ancillary utilization as well as effective expense and personnel controls as a result of lower occupancies. The increase in partnership administration expenses during the first six months is primarily legal expenses necessitated by the negotiation of the contract on the Valley Convalescent facility as well as costs incurred with preparing the other facilities for sale, and legal expenses associated with defending the Partnership against employee litigation and the Idaho sales tax claims.

Liquidity and Capital Resources:

At June 30, 1997, the Partnership held cash and cash equivalents of $359,401. This is a decrease of $537,286 since December 31, 1996. During the first six months of 1997, the Valley Convalescent facility experienced some delay in collecting its Medicare receivables. This is primarily as a result of the resignation of Aetna Insurance Company as the Medicare intermediary, and its replacement by Mutual of Omaha, for that facility. The delays seem to have been resolved and subsequent to the end of the second quarter substantial progress had been made in collecting the receivables. There are no major capital improvements planned at the remaining facilities.

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

Litigation filed against two of the Partnership's majority owned facility partnerships continues unabated. The litigation has not effected the Partnership's plan of liquidation and the Partnership will use whatever strategies are necessary to protect its interests and to complete its liquidation. The sale of the Valley Convalescent facility was delayed to allow the completion of negotiations wherein the Partnership will dispose of all of the assets of its three remaining subsidiary partnerships. The proceeds from the sale, should it be consummated, will be distributed to the Partners as rapidly as possible.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash resources to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. As stated above, the Partnership will sell all of its three remaining facilities and, if closed, plans to liquidate in an orderly fashion.

                           PART II. OTHER INFORMATION

ITEMS 1-5

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

Exhibit 27 - Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K.
None during the second quarter of 1997.

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

                                         QUEST HEALTH CARE
                                         FUND VII, L.P.
                                         (Registrant)

                                         By:  QUEST RESCUE PARTNERS - 7, L.P.
                                              General Partner

                                         By:  QUEST RESCUE PARTNERS - 7 CORP.


Date: August 26, 1997                    By:/s/ Stuart C. Berry
      ------------------                    ---------------------------
                                             CEO

                                         By:/s/ Stuart C. Berry
                                            ---------------------------
                                            CFO